Form 10-Q
period 2018-03-31
Apergy Corp
filed 2018-06-04
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38441
Apergy Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-3066826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2445 Technology Forest Blvd Building 4, 12th Floor The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)
(281) 403-5772
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☑
* The registrant became subject to such requirements on April 19, 2018, and has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 77,339,828 shares of common stock, $0.01 par value, outstanding as of May 31, 2018.

APERGY CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are usually related to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “anticipate,” “expect,” “may,” “intend,” “foresee,” “guidance,” “estimate,” “potential,” “outlook,” “plan,” “should,” “will,” “would,” “could,” “target,” “forecast” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking statements. Forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve risk, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements include those set forth in this Quarterly Report on Form 10-Q and in “Risk Factors” in the Information Statement included in Amendment No. 1 to the Form 10 filed with the Securities and Exchange Commission on April 12, 2018, which are summarized as follows:

•	Demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Our ability to successfully compete with other companies in our industry;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	Cost inflation and availability of raw materials;

•	Changes in federal, state and local legislation and regulations relating to hydraulic fracturing or oil and gas development and the potential for related litigation or restrictions on our customers;

•	Our ability to successfully execute our capital allocation and acquisition programs;

•	Potential liabilities arising out of the installation or use of our products;

•	Continuing consolidation within our customers’ industry;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Changes in environmental and health and safety laws and regulations which may increase our costs, limit the demand for our products and services or restrict our operations;

•	Risks relating to our existing international operations and expansion into new geographical markets;

•	Changes in domestic and foreign governmental public policies, risks associated with entry into emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits;

•	Failure to attract, retain and develop personnel for key management;

•	The impact of our indebtedness on our financial position and operating flexibility;

•	Credit risks related to our customer base or the loss of significant customers;

•	Deterioration in future expected profitability or cash flows and its effect on our goodwill;

•	Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	Fluctuations in currency markets worldwide; and

•	Increased compliance costs for us and our customers due to changes in climate change legislation and other regulatory initiatives.

We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APERGY CORPORATION
CONDENSED COMBINED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Product revenue	$253,377	$209,675
Service revenue	19,861	14,872
Lease and other revenue	10,684	5,731
Total revenue	283,922	230,278
Cost of goods and services	189,661	154,918
Gross profit	94,261	75,360
Selling, general and administrative expense	59,739	52,639
Operating income	34,522	22,721
Other expense, net	2,617	2,929
Income before income taxes	31,905	19,792
Provision for income taxes	7,220	6,206
Net income	24,685	13,586
Net income attributable to noncontrolling interest	142	317
Net income attributable to Apergy	$24,543	$13,269

The accompanying notes are an integral part of the condensed combined financial statements.

APERGY CORPORATION
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$24,685	$13,586
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(1,691)	1,698
Reclassification adjustment for pension and other post-retirement benefit plan amortization of net actuarial loss included in net income (2)	49	75
Other comprehensive income (loss)	(1,642)	1,773
Comprehensive income	23,043	15,359
Comprehensive income attributable to noncontrolling interest	142	317
Comprehensive income attributable to Apergy	$22,901	$15,042
_______________________
(1) Net of income tax (expense) benefit of nil for the three months ended March 31, 2018 and 2017.
(2) Net of income tax (expense) benefit of $16 and $24 for the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed combined financial statements.

APERGY CORPORATION
CONDENSED COMBINED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$17,122	$23,712
Receivables, net of allowances of $5,011 in 2018 and $4,753 in 2017	227,473	202,024
Inventories, net	210,941	201,591
Prepaid expenses and other current assets	16,493	14,038
Total current assets	472,029	441,365
Property, plant and equipment, net	220,055	211,832
Goodwill	909,037	910,088
Intangible assets, net	325,444	338,510
Other non-current assets	3,584	2,980
Total assets	1,930,149	1,904,775
Liabilities and Net Investment
Accounts payable	108,083	98,826
Accrued compensation and employee benefits	24,162	30,289
Accrued expenses and other current liabilities	26,775	21,950
Total current liabilities	159,020	151,065
Deferred income taxes	92,916	96,985
Other long-term liabilities	16,771	16,691
Total liabilities	268,707	264,741
Net Investment:
Net parent investment in Apergy	1,685,923	1,661,700
Accumulated other comprehensive loss	(29,372)	(26,415)
Total	1,656,551	1,635,285
Noncontrolling interest	4,891	4,749
Total net investment	1,661,442	1,640,034
Total liabilities and net investment	$1,930,149	$1,904,775

The accompanying notes are an integral part of the condensed combined financial statements.

APERGY CORPORATION
CONDENSED COMBINED STATEMENT OF CHANGES IN NET INVESTMENT
(Unaudited)

	Attributable to Dover Corporation
(in thousands)	Net Parent Investment in Apergy	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
December 31, 2017	$1,661,700	$(26,415)	$4,749	$1,640,034
Net income	24,543	—	142	24,685
Cumulative effect of accounting changes (Note 2)	1,315	(1,315)	—	—
Other comprehensive loss	—	(1,642)	—	(1,642)
Net transfer to parent company (Note 3)	(1,635)	—	—	(1,635)
March 31, 2018	$1,685,923	$(29,372)	$4,891	$1,661,442

The accompanying notes are an integral part of the condensed combined financial statements.

APERGY CORPORATION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash provided (required) by operating activities:
Net income	$24,685	$13,586
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation	16,969	13,138
Amortization	12,656	13,412
Stock-based compensation	510	601
(Gain) loss on sale of fixed assets	242	(31)
Deferred income taxes	(4,279)	(6,787)
Other	(142)	(317)
Changes in operating assets and liabilities (net of effects of acquisitions and foreign exchange):
Receivables, net	(25,388)	(17,280)
Inventories, net	(9,552)	(10,317)
Prepaid expenses and other current assets	(2,553)	(1,464)
Accounts payable	9,452	19,239
Accrued compensation and employee benefits	(6,198)	(3,030)
Accrued expenses and other current liabilities	4,718	1,609
Leased assets and other, net	(13,773)	(2,961)
Net cash provided by operating activities	7,347	19,398

Cash provided (required) by investing activities:
Capital expenditures	(13,683)	(6,260)
Proceeds from sale of property, plant and equipment	205	678
Purchase price adjustments on acquisition	53	—
Net cash required by investing activities	(13,425)	(5,582)

Cash provided (required) by financing activities:
Net transfers to parent company	(814)	(13,919)
Net cash required by financing activities	(814)	(13,919)

Effect of exchange rate changes on cash and cash equivalents	302	638

Net increase (decrease) in cash and cash equivalents	(6,590)	535
Cash and cash equivalents at beginning of period	23,712	26,027
Cash and cash equivalents at end of period	$17,122	$26,562

The accompanying notes are an integral part of the condensed combined financial statements.

APERGY CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SEPARATION

Apergy Corporation (“Apergy”) is a leading provider of highly engineered equipment and technologies that help companies drill for and produce oil and gas safely and efficiently around the world. Our products provide efficient functioning throughout the lifecycle of a well—from drilling to completion to production. We report our results of operations in the following reporting segments: Production & Automation Technologies and Drilling Technologies. Our Production and Automation segment offerings consist of artificial lift equipment and solutions, including rod pumping systems, electric submersible pump systems, progressive cavity pumps and drive systems and plunger lifts, as well as a full automation offering consisting of equipment, software and Industrial Internet of Things solutions for downhole monitoring, wellsite productivity enhancement and asset integrity management.  Our Drilling Technologies segment offering provides market leading polycrystalline diamond cutters and bearings that result in cost effective and efficient drilling.

Separation and Distribution

On April 18, 2018, the Dover Corporation (“Dover”) Board of Directors approved the separation of entities conducting its upstream oil and gas energy business within Dover’s Energy segment (the “Separation”) into an independent, publicly traded company named Apergy Corporation. Apergy Corporation was incorporated in Delaware on October 10, 2017, under the name Wellsite Corporation and was renamed Apergy Corporation on February 2, 2018. Apergy Corporation was formed for the purpose of holding entities, assets and liabilities conducting Dover’s upstream oil and gas business within Dover’s Energy segment. In accordance with the separation and distribution agreement, the two companies were separated by Dover distributing to Dover’s stockholders all 77,339,828 shares of common stock of Apergy on May 9, 2018. Each Dover shareholder received one share of Apergy stock for every two shares of Dover stock held at the close of business on the record date of April 30, 2018. In conjunction with the Separation, Dover received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Apergy common stock was not taxable to Dover or U.S. holders of Dover common stock, except in respect to cash received in lieu of fractional share interests. Following the Separation, Dover retained no ownership interest in Apergy, and each company, as of May 9, 2018, has separate public ownership, boards of directors and management. A registration on Form 10, as amended, describing the Separation was filed by Apergy with the U.S. Securities and Exchange Commission (“SEC”) and was declared effective on April 19, 2018. On May 9, 2018, Apergy common stock began “regular-way” trading on the New York Stock Exchange under the “APY” symbol.

In connection with the Separation, we incurred an aggregate principal amount of $715 million of long-term debt, which consists of a $415 million term loan facility and $300 million of senior notes. Net proceeds from the notes offering, together with borrowings under the term loan facility, were used to make a cash payment of $700 million to Dover and to pay fees and expenses incurred in connection with the financing transactions. See Note 16 — Subsequent Events for additional information.

Basis of Presentation

The accompanying condensed combined financial statements were derived from the consolidated financial statements and accounting records of Dover. These financial statements reflect the combined historical results of operations, financial position and cash flows of certain Dover entities conducting its upstream oil and gas energy business within Dover’s Energy segment, including an allocated portion of Dover’s corporate costs. Although the legal transfer of these businesses from Dover to Apergy occurred subsequent to March 31, 2018, for ease of reference, and unless otherwise stated or the context otherwise requires, all references to “Apergy Corporation,” “Apergy,” “we,” “us” or “our” refer (i) prior to the Separation, to the Apergy businesses, consisting of entities, assets and liabilities conducting the upstream oil and gas business within Dover’s Energy segment and (ii) after the Separation, to Apergy Corporation and its consolidated subsidiaries.

These financial statements have been presented as if such businesses had been combined for all periods presented. All intercompany transactions and accounts within Dover were eliminated. The assets and liabilities in the condensed combined financial statements were reflected on a historical cost basis, as immediately prior to the Separation, all of the assets and liabilities presented were wholly owned by Dover and were transferred within the Dover consolidated group. The condensed combined statements of income also include expense allocations for certain corporate functions historically performed by Dover and not allocated to its operating segments, including corporate executive management, human resources, information technology, facilities, tax, shared services, finance and legal, including the costs of salaries, benefits and other related costs. These expense allocations were based on direct usage or benefit where identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. Our management believes the assumptions underlying these condensed combined financial statements, including the assumptions regarding the allocation of corporate expenses from Dover, are reasonable. Nevertheless, the condensed combined financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone public company during the periods presented and consequently may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone public company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone public company would depend on a variety of factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Transactions between Apergy and Dover, with the exception of transactions discussed in Note 3 — Related Party Transactions, are reflected in “total net investment” in the condensed combined balance sheets as part of “net parent investment in Apergy” and in the condensed combined statements of cash flows as a financing activity in “net transfers to parent company.” See Note 3 — Related Party Transactions for additional information.

No portion of Dover’s third-party debt was historically held by an Apergy entity or was transferred to Apergy; therefore, no debt was included in the condensed combined balance sheets as of March 31, 2018 and December 31, 2017, and no interest expense was presented in the condensed combined statements of income for the three months ended March 31, 2018 and 2017. Intercompany notes payable to Dover of $221.4 million and $224.5 million as of March 31, 2018 and December 31, 2017, respectively, were presented within “net parent investment in Apergy” because the notes were not settled in cash. Accordingly, no interest expense related to intercompany debt was presented in the condensed combined statements of income for each of the periods presented. Additionally, our U.S. cash was historically pooled to Dover through intercompany advances and consequently is not reflected on our condensed combined balance sheets.

Interim Financial Information

The accompanying unaudited condensed combined financial statements of Apergy have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited combined financial statements, and notes thereto, in the Information Statement included in Amendment No. 1 to the Form 10 filed with the SEC on April 12, 2018.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from our estimates. In the opinion of management, the accompanying unaudited condensed combined financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of our financial condition and results of operations as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2018.

Reclassifications

During the three months ended March 31, 2018, we changed our presentation of certain amortization expense primarily related to customer intangible assets. For the three months ended March 31, 2017, we reclassified $10.7 million of amortization expense previously reported as a component of “selling, general and administrative expense” to “cost of goods and services” on our condensed combined statement of income.

Certain prior-year amounts have been reclassified to conform to the current year presentation. See Note 2 — New Accounting Standards for additional information.

NOTE 2 — NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Effective January 1, 2018, we early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This update allows for the reclassification from accumulated other comprehensive income (“AOCI”) to net investment for stranded deferred income tax effects resulting from the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”). We elected to reclassify these stranded deferred income tax effects which amounted to $1.3 million. The stranded deferred income tax effects were specifically identified with our employee benefit plans and were the result of the reduction in the corporate income tax rate against the corresponding deferred income taxes in AOCI. See Note 11 — Income Taxes for additional information.

Effective January 1, 2018, we adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This update changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit cost) and non-operating expense (all other components of net periodic benefit cost, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in “other expense, net” in the condensed combined statements of income. The adoption of this update was not material to the periods presented. We utilized a practical expedient which allows an entity to use amounts previously disclosed in its pension and other post-retirement benefits disclosures for any prior period as the estimation basis for applying the required retrospective presentation requirements.

Effective January 1, 2018, we adopted ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. The update also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. The adoption of this ASU did not have a material impact on our financial statements.

Effective January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new update clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. Specifically, the new update clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. We adopted this guidance retrospectively. For the three months ended March 31, 2017, the impact of this adoption resulted in a $0.9 million increase in net cash provided by operating activities and a corresponding increase to net cash used by investing activities on our statement of cash flows related to cash expenditures for certain leased assets.

Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The update introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires quantitative and qualitative disclosures to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We applied the provisions of the ASU to contracts that were not completed as of January 1, 2018.

During the second half of 2015, Dover developed a project plan to implement ASU 2014-09, and as a subsidiary of Dover, we were included in Dover’s implementation efforts. We completed the project plan and analyzed the ASU’s impact on our contract portfolio, surveyed our businesses for our various revenue streams, completed contract reviews, and compared our historical accounting policies and practices to the requirements of the new guidance. We also evaluated the new disclosure requirements and identified and implemented appropriate changes to our business processes, systems and controls. We adopted the new guidance using the modified retrospective method and identified no cumulative effect adjustment to our total net investment balance as of January 1, 2018. The impact of adopting the new standard was not material to our financial statements for the three months ended March 31, 2018.

We have applied the following practical expedients or elections under the new standard:

•
Omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

•
We applied the practical expedient to not capitalize costs to obtain contracts with a duration of one year or less, which are expensed and included within “cost of goods and services” in the condensed combined statements of income.

•
We elected to use the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if it is expected, at contract inception, that the period between when we transfer a promised good or service to a customer, and when the customer pays for that good or service, will be one year or less. Thus, we may not consider an advance payment to be a significant financing component, if it is received less than one year before product completion.

•
We elected to exclude all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) from the determination of the transaction price. As a result, our accounting policy of reporting revenue net of these taxes was not changed under the new standard.

•
We elected to account for shipping and handling activities performed after control of a good has been transferred to the customer as a contract fulfillment cost. As a result, our accounting policy related to shipping and handling was not changed under the new standard.

See Note 9 — Revenue for additional information.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This update requires that a lessee recognize in the statement of financial position a liability for future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. Early application is permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The guidance will be effective for us on January 1, 2019.

During the second half of 2017, Dover developed a project plan to implement ASU 2016-02, and as a subsidiary of Dover, we were included in Dover’s implementation efforts. As part of our implementation efforts to date, we are surveying our businesses, assessing our portfolio of leases and compiling a central repository of active leases. Additionally, we have selected a lease software package to aid in our accounting and internal control processes related to leases. Effective with the Separation, we are evaluating our policy elections and considerations under the ASU and are in the process of developing internal policies. We are currently assessing the impacts the ASU will have on our financial statements and related disclosures, internal control over financial reporting and other business practices and processes.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses related to financial instruments. The guidance will be effective for us on January 1, 2020. Early adoption is permitted for annual periods beginning after December 15, 2018. We do not expect the adoption of this ASU to have a material impact on our financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

Dover Corporation

Prior to the Separation, Dover provided certain services including corporate executive management, human resources, information technology, facilities, tax, shared services, finance and legal services. Dover will continue to provide us certain of these services on a temporary basis following the Separation. See Note 16 — Subsequent Events for additional information. The financial information in these unaudited interim condensed combined financial statements does not include all the expenses that would have been incurred had Apergy been a stand-alone public company. The corporate expenses allocated to these financial statements were $5.8 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively, which were recorded in “selling, general and administrative expense” in the condensed combined statements of income.

Transactions between Apergy and Dover, with the exception of transactions discussed below with Dover’s affiliates, are reflected in “net parent investment in Apergy” in the condensed combined balance sheets and in “net transfers to parent company” in the condensed combined statements of cash flows as a financing activity.

Accounts receivable, accounts payable and revenues with Dover and its affiliates were not material for the periods presented. We recognized royalty expense of $2.3 million for the three months ended March 31, 2018 and 2017, respectively, related to the use of Dover’s intellectual property and patents which was included in “other expense, net” in the condensed combined statements of income. At the Separation, patents and intangibles owned by Dover related to our operations transferred to Apergy. No further royalty charges are expected to be incurred by Apergy from Dover after the Separation.

Noncontrolling Interest

For the three months ended March 31, 2018 and 2017, we did not declare any distributions to the noncontrolling interest holder in Norris Production Solutions Middle East LLC, a subsidiary in the Sultanate of Oman. We have a commission arrangement with our noncontrolling interest for 5% of certain annual product sales. The commissions paid during the three months ended March 31, 2018 and 2017, respectively, were not material.

NOTE 4 — INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials	$51,036	$45,408
Work in progress	12,914	10,879
Finished goods	171,307	167,416
	235,257	223,703
LIFO and valuation adjustments	(24,316)	(22,112)
Inventories, net	$210,941	$201,591

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Land	$13,552	$13,557
Buildings and improvements	99,339	99,233
Machinery, equipment and other	463,306	446,261
	576,197	559,051
Accumulated depreciation	(356,142)	(347,219)
Property, plant and equipment, net	$220,055	$211,832

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount, including changes therein, of goodwill by reporting segment was as follows:

(in thousands)	Production & Automation Technologies	Drilling Technologies	Total
December 31, 2017	$808,952	$101,136	$910,088
Purchase price adjustment *	(53)	—	(53)
Foreign currency translation	(998)	—	(998)
March 31, 2018	$807,901	$101,136	$909,037
_______________________
* Purchase price adjustment related to our 2017 acquisition of PCP Oil Tools S.A. and Ener Tools S.A.

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	March 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer intangibles	$571,800	$287,340	$284,460	$572,415	$276,655	$295,760
Trademarks	36,308	18,750	17,558	36,312	17,821	18,491
Patents	38,547	21,075	17,472	38,679	20,449	18,230
Unpatented technologies	9,700	9,700	—	9,700	9,700	—
Drawings and manuals	3,051	2,118	933	3,067	2,109	958
Other	5,355	3,934	1,421	5,382	3,911	1,471
	664,761	342,917	321,844	665,555	330,645	334,910
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
Total	$668,361	$342,917	$325,444	$669,155	$330,645	$338,510

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2017	$(21,935)	$(4,480)	$(26,415)
Other comprehensive income (loss) before reclassifications, net of tax	(1,691)	—	(1,691)
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	49	49
Other comprehensive income (loss), net of tax	(1,691)	49	(1,642)
Reclassification adjustment for cumulative effect of change in accounting principle	—	(1,315)	(1,315)
March 31, 2018	$(23,626)	$(5,746)	$(29,372)

Reclassification adjustments from accumulated other comprehensive loss to net income related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended March 31,		Affected line items on the condensed combined statements of income
(in thousands)	2018	2017
Amortization of actuarial loss	$65	$99	(1)
Tax benefit	(16)	(24)	Provision for income taxes
	$49	$75	Net income
_______________________
(1) This accumulated comprehensive loss component is included in the computation of net periodic pension cost (See Note 14 — Employee Benefit Plans for additional information) and is recognized in both cost of goods and services and selling, general and administrative expense, depending on the functional area of the underlying employee.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

We have provided indemnities in connection with sales of certain businesses and assets, including representations and warranties and related indemnities for environmental health and safety, tax and employment matters. We do not have any material liabilities recorded for these indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities. See Note 16 — Subsequent Events for additional information related to indemnifications related to the Separation.

As of March 31, 2018 and December 31, 2017, we had $7.8 million and $8.1 million, respectively, of outstanding letters of credit, surety bonds and guarantees which expire at various dates through 2020. These financial instruments are primarily maintained as security for insurance, warranty and other performance obligations. Generally, we would only be liable for the amount of these letters of credit in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation

Our environmental matters that are probable and estimable were not material as of March 31, 2018 and December 31, 2017.

We are also a party to a number of other legal proceedings incidental to our businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of our products, patent infringement, employment matters, and commercial disputes. Management and legal counsel review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. We have reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and as of March 31, 2018 and December 31, 2017, these liabilities were not significant. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our combined financial position, results of operations or cash flows.

NOTE 9 — REVENUE

Our revenue is substantially generated from product sales. For the three months ended March 31, 2018, approximately 89% of our revenue was generated from product sales. Our remaining revenue was derived from services, leases and other, which represented approximately 7%, 3%, and 1%, respectively, of total revenue for the three months ended March 31, 2018. Product revenue is derived from the sale of drilling and production equipment. Service revenue is earned as technical advisory assistance and field services related to our products are provided. Lease revenue is derived from month-to-month rental income of leased production equipment.

The majority of our revenue is short cycle in nature with shipments occurring within a year from the customer order date. A small portion of our revenue derives from contracts extending over one year. Our payment terms generally range between 30 to 90 days and vary by the location of our businesses and the types and volumes of products manufactured and sold, among other factors. Costs incurred to obtain a customer contract are generally not material to us.

Disaggregation of Revenue
Revenue disaggregated by end market in each of our reporting segments was as follows:

Three Months Ended March 31,
(in thousands)	2018
Drilling Technologies	$69,231
Production & Automation Technologies:
Artificial lift technologies	167,341
Automation technologies	24,363
Other production equipment	24,696
Intra-segment eliminations	(1,709)
Total	214,691
Total revenue	$283,922

Revenue disaggregated by geography was as follows:

Three Months Ended March 31,
(in thousands)	2018
United States	$221,239
Canada	22,584
Middle East	10,338
Europe	9,022
Latin America	7,686
Asia-Pacific	6,070
Other	6,983
Total revenue	$283,922

Performance Obligations
The majority of our contracts have a single performance obligation which represents, in most cases, the equipment or product sold to the customer. Some contracts include multiple performance obligations such as a product and the related installation, extended warranty and/or maintenance services. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We typically use observable prices to determine the stand-alone selling price of a performance obligation and utilize a cost plus margin approach when observable prices are not available.

Substantially all of our performance obligations are recognized at a point in time and are primarily related to our product revenue derived from the sale of drilling and production equipment. Revenue is recognized when control transfers to the customer upon shipment or completion of installation, testing, certification, or other substantive acceptance provisions required under the contract. Revenue is recognized over time for our service and lease offerings. Service revenue is recognized over time as we provide technical advisory assistance and field services related to our products.

Warranties

The majority of our contracts contain standard warranties in connection with the sale of a product to a customer which provide a customer assurance that the related product will function for a period of time as the parties intended. In addition to our standard warranties, we also offer extended warranties to our customers. Warranties provided as part of our product offering are analyzed to determine whether they represent a distinct service, and if so, are recognized as service revenue over the related warranty period.

Remaining performance obligations
As of March 31, 2018, we did not have any contracts with an original length of greater than a year, from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	March 31, 2018	January 1, 2018
Contract assets	2,806	4,733
Contract liabilities - current	5,947	4,487

Contract assets primarily relate to our right to consideration for work completed but not billed at the reporting date and are recorded in “prepaid expenses and other current assets” on our condensed combined balance sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to our obligation to transfer goods or services to a customer for which we have received advance consideration (or an amount of consideration is due) from the customer. Current contract liabilities are recorded in other “accrued expenses and other current liabilities” on our condensed combined balance sheets.

Critical Accounting Estimates

Estimates are used to determine the amount of variable consideration in contracts, the determination of the standalone selling price among separate performance obligations, as well as the determination of the measure of progress for contracts where revenue is recognized over time. Some contracts with customers include variable consideration primarily related to volume rebates. We estimate variable consideration at the most likely amount to determine the total consideration which we expect to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are largely based on an assessment of our anticipated performance and all information that is reasonably available.

NOTE 10 — RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges by reporting segment were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Production & Automation Technologies	$482	$6
Drilling Technologies	—	—
Total	$482	$6

Classification of amounts in the condensed combined statements of income:
Cost of goods and services	$3	$(7)
Selling, general and administrative expense	479	13
Total	$482	$6

Restructuring and other charges of $0.5 million incurred during the three months ended March 31, 2018, primarily reflect severance costs in our Production and Automation Technologies segment. Our restructuring and other programs were designed to better align our costs and operations with current market conditions and include measures such as targeted facility consolidations, headcount reductions and other actions to further optimize our operations. We expect the initiatives currently underway to be substantially completed in the next 12 to 18 months.

Our liability balances for restructuring and other exit activities was $2.5 million and $2.6 million as of March 31, 2018 and December 31, 2017, respectively, and primarily reflected restructuring plans initiated in 2017, as well as ongoing lease commitment obligations for facilities closed in prior periods.

NOTE 11 — INCOME TAXES

Our operations have been historically included in Dover’s U.S. combined federal and state income tax returns. Income tax expense and deferred tax balances are presented in these condensed combined financial statements as if Apergy filed its own tax returns in each jurisdiction. These condensed combined financial statements include tax losses and tax credits that may not reflect tax positions taken by Dover. In many cases, tax losses and tax credits generated by Apergy through the date of the Separation were utilized by Dover.

Our income tax provision reflected effective tax rates for the three months ended March 31, 2018 and 2017 of 22.6% and 31.4%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the Tax Reform Act, which was enacted on December 22, 2017, and which permanently reduced the U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018.

We recognized provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities in our combined financial statements for the year ended December 31, 2017. The provisions in the Tax Reform Act are broad and complex. We have not yet completed our accounting for the income tax effects of the Tax Reform Act as of March 31, 2018, but have made reasonable estimates of those effects on our existing deferred income tax balances and the one-time deemed repatriation tax. The final financial statement impact of the Tax Reform Act may differ from our estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates we have utilized to calculate the provisional impacts. The SEC has issued rules allows for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related income tax impacts. We expect to finalize our analysis related to the Tax Reform Act by the end of the measurement period.

As subsidiaries of Dover, we file U.S., federal, state, local and foreign tax returns and are routinely audited by the tax authorities in these jurisdictions of which a number of audits are currently underway. We are no longer subject to examinations of our federal income tax returns for years through 2013. All significant state, local and international matters have been concluded for years through 2012. We did not have any recorded liabilities for uncertain tax positions as of March 31, 2018 and December 31, 2017. We did not have any income tax payable balances as of March 31, 2018 and December 31, 2017. Income tax payables at each balance sheet date computed under the stand-alone return basis are classified within “net parent investment in Apergy” on the condensed combined balance sheets since Dover is legally liable for the tax.

NOTE 12 — FAIR VALUE MEASUREMENTS

We had no outstanding derivative contracts as of March 31, 2018 and December 31, 2017. Other assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, were not significant; thus, no fair value disclosures are presented.

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value due to their short-term nature.

Credit Risk

By their nature, financial instruments involve risk, including credit risk, for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables. We manage the credit risk on financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses on trade receivables are established based on collectability assessments.

NOTE 13 — EQUITY AND CASH INCENTIVE PROGRAM

Dover granted share-based awards to its officers and other key employees, including certain Apergy individuals. All awards granted under the program consisted of Dover common shares and are not necessarily indicative of the results that Apergy would have experienced as a stand-alone public company for the periods presented. Effective with the Separation, outstanding Dover share-based awards were converted to Apergy share-based awards, with the exception of outstanding Dover performance share awards that relate to a performance period ending after the Separation. Such performance share awards were cancelled effective with the Separation. See Note 16 — Subsequent Events for additional information.

Dover’s plan authorized the grant of stock options, stock-settled stock appreciation rights (“SARs”), restricted stock, restricted stock units and performance share awards. The exercise price per share for SARs was equal to the closing price of Dover’s stock on the date of grant. The period for which SARs and stock options were exercisable was fixed by the Compensation Committee of Dover’s Board of Directors at the time of grant. Generally, the stock options or SARs vested after three years of service and expired at the end of ten years. Performance share awards vested if (i) Dover achieved certain specified internal metrics and (ii) the employee remained continuously employed by Dover during the performance period. Partial vesting occurred after Separation from service in the case of certain terminations not for cause and for retirements.

Dover’s board of directors typically granted equity awards annually at its regularly scheduled first quarter meeting. During the three months ended March 31, 2018, Dover issued no equity awards to Apergy employees. During the three months ended March 31, 2017, Dover issued SARs covering 79,970 shares, performance share awards of 4,162 and restricted stock units of 24,319 to Apergy employees.

Stock-based compensation expense is reported within “selling, general and administrative expense” in the condensed combined statements of income. Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense	$510	$601
Tax benefit	(113)	(208)
Stock-based compensation expense, net of tax	$397	$393

NOTE 14 — EMPLOYEE BENEFIT PLANS

Multi-employer Defined Benefit Plans and Non-Qualified Plans

Prior to the Separation, Apergy participated in the following plans as though they were participants in a multi-employer plan with the other businesses of Dover. Accordingly, a proportionate share of the cost associated with these plans is reflected in the condensed combined financial statements.

Dover provided a defined benefit pension plan for its eligible U.S. employees and retirees (“U.S. Pension Plan”). As such, the portion of Apergy’s liability associated with the U.S. Pension Plan is not reflected in the condensed combined balance sheets and was not recorded at the Separation as this obligation will be maintained and serviced by Dover. Shortly before the Separation, Apergy participants in the U.S. Pension Plan (other than Norris USW participants) fully vested in their benefits, and all participants ceased accruing benefits. In addition, Apergy did not assume any funding requirements or obligations related to the U.S. Pension Plan upon the Separation. Norris USW participants were moved to a new pension plan and continued to accrue benefits. No contributions were made by Dover to the U.S Pension Plan for the three months ended March 31, 2018 and 2017.

Dover also provided a defined benefit pension plan for its eligible salaried non-U.S. employees and retirees in Canada (“Canada Salaried Pension Plan”). As such, the portion of Apergy’s liability associated with this non-U.S. plan is not reflected in our condensed combined balance sheets as this obligation was maintained and serviced by Dover. The Canada Salaried Pension Plan, including all assets and liabilities, was transferred to Apergy at the Separation. Shortly before the Separation, all non-Apergy participants in this plan ceased accruing benefits or were not permitted to make contributions, as applicable. The non-Apergy participants may elect a lump sum cash payment post Separation that will be the responsibility of Apergy, will be funded out of the plan assets, and could also result in a non-cash settlement charge to earnings. Contributions to the Canada Salaried Pension Plan totaled $0.2 million for the three months ended March 31, 2017.

Dover provided to certain U.S. management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law. As of January 1, 2018, Apergy participants in these non-qualified plans no longer accrued benefits nor were permitted to make contributions, as applicable. Apergy assumed the funding requirements and related obligations attributable to Apergy employees related to these non-qualified plans upon the Separation. The non-qualified plans are unfunded and contributions are made as benefits are paid.

Single Employer Defined Benefit Plans and Other Non-Qualified Plans

We sponsor one defined benefit pension plan to certain hourly non-U.S. employees and retirees. The plan is closed to new participants; however, as of the Separation, all active participants in this plan continue to accrue benefits. This plan is considered a direct obligation of Apergy and will be recorded within our condensed combined financial statements at the Separation.

We also sponsor a non-qualified plan covering certain U.S. employees and retirees. The plan provides supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law. The plan is closed to new hires and all benefits under the plan are frozen. The plan is considered a direct obligation of Apergy and will be recorded within our condensed combined financial statements at the Separation.

Net Periodic Benefit Cost

Net periodic benefit cost relating to our retirement benefit plans was as follows:

Defined Benefit Plans

	Non-U.S. Qualified Defined Benefit Plan
	Three Months Ended March 31,
(in thousands)	2018	2017
Service cost	$31	$26
Interest cost	33	34
Expected return on plan assets	(56)	(49)
Amortization of actuarial loss	14	17
Net periodic benefit cost	$22	$28

	Non-Qualified Supplemental Benefits Plan
	Three Months Ended March 31,
(in thousands)	2018	2017
Service cost	$—	$—
Interest cost	112	155
Amortization of actuarial loss	51	82
Net periodic benefit cost	$163	$237

Defined Contribution Retirement Plans

We also offer defined contribution retirement plans which cover the majority of our U.S. employees and employees in certain other countries. Expense relating to our defined contribution plans was $2.4 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 15 — SEGMENT INFORMATION

We report our results of operations in the following reporting segments: Production & Automation Technologies and Drilling Technologies. Segment revenue and segment earnings were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Segment revenue:
Production & Automation Technologies	$214,691	$180,800
Drilling Technologies	69,231	49,478
Total revenue	$283,922	$230,278

Income before income taxes:
Segment earnings:
Production & Automation Technologies	$10,351	$7,877
Drilling Technologies	24,189	14,720
Total segment earnings	34,540	22,597
Corporate expense and other (1)	2,635	2,805
Income before income taxes	$31,905	$19,792
_______________________

(1)
Corporate expense include costs not directly attributable to our reporting segments such as corporate executive management and other administrative functions. Includes the net income attributable to our noncontrolling interest.

NOTE 16 — SUBSEQUENT EVENTS

Separation and Distribution

On May 9, 2018, we entered into definitive agreements with Dover, that, among other things, set forth the terms and conditions of the Separation of Apergy from Dover and provide a framework for Apergy’s relationship with Dover after the Separation, including the allocation between Dover and Apergy of Dover’s and Apergy’s assets, employees, liabilities and obligations attributable to periods prior to, at and after the Separation. In addition to the separation and distribution agreement, which contains many of the key provisions related to the separation of Apergy, the parties entered into an employee matters agreement, a tax matters agreement and a transition services agreement.

The Separation was completed on May 9, 2018, in the form of a distribution of 100% of the shares of common stock of Apergy, which became an independent, publicly-traded company. The distribution was tax-free to Apergy, Dover, and Dover’s U.S. stockholders. Dover shareholders received one share of Apergy common stock for every two shares of Dover common stock. As a result, Apergy had 77.3 million shares of common stock outstanding, par value $0.01, based on 154.7 million shares of Dover common stock outstanding as of May 9, 2018. Following the Separation, Dover retained no ownership interest in Apergy, and each company, as of May 9, 2018, has separate public ownership, boards of directors and management.

Transition Services Agreement

On May 9, 2018, Apergy and Dover entered into a transition services agreement pursuant to which Dover agreed to provide Apergy with various services, including certain information technology services, and Apergy agreed to provide Dover with various services, including certain services related to transitioning operations. Apergy will pay a fee to Dover for services utilized under the transition services agreement, which fee is generally intended to allow Dover to recover all of its direct and indirect costs generally without profit. Except as provided otherwise in the transition services agreement, or with respect to specific services with other specified terms, the initial term of the transition services agreement will end on January 31, 2019, and the term may then be extended until the one-year anniversary of execution of the transition services agreement or such other period set forth on the schedules thereto (subject to earlier termination under certain circumstances).

Tax Matters Agreement

On May 9, 2018, Apergy and Dover entered into a tax matters agreement which governs Apergy’s and Dover’s respective rights, responsibilities and obligations after the Separation with respect to tax liabilities (including taxes, if any incurred as a result of any failure of the Separation or certain related transactions to qualify for tax-free treatment for U.S. federal income tax purposes) and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other tax matters. Neither party’s obligations under the tax matters agreement will be limited in amount or subject to any cap.

Apergy also agreed to certain covenants that contain restrictions intended to preserve the tax-free status of the Separation and certain related transactions. Apergy and certain of its subsidiaries are barred from taking any action, or failing to take any action, where such action or failure to act may be expected to result in any increased tax liability or reduced tax attribute of Dover. In addition, during the time period ending two years after the date of the Separation, these covenants include specific restrictions on the ability of Apergy and certain of its subsidiaries to:

•	issue or sell stock or other securities (including securities convertible into Apergy stock but excluding certain compensatory arrangements);

•	cease to actively conduct its business or dispose of assets outside the ordinary course of business; and

•	enter into certain other corporate transactions which could cause Apergy to undergo a 40% or greater change in its stock ownership.

Employee Matters Agreement

On May 9, 2018, Apergy and Dover entered into an employee matters agreement which governs the respective rights, responsibilities and obligations of the parties in connection with the Separation with respect to employee-related matters. The employee matters agreement provides for the allocation and treatment of assets and liabilities as applicable, arising out of incentive plans, retirement plans, and employee health and welfare benefit programs in which Apergy’s employees participated prior to the Separation and the treatment of outstanding Dover incentive awards. In general, Apergy assumed liabilities related to its current and former employees incurred before the Separation. Dover retained liabilities accrued prior to the Separation related to certain Apergy participants in Dover’s U.S. defined benefit pension plan. As a result of the Separation and effective May 15, 2019, outstanding Dover equity awards held by Apergy employees, other than Dover performance shares, converted into corresponding Apergy equity awards issued under the Apergy Corporation 2018 Equity and Cash Incentive Plan. Generally, each award is subject to the same terms and conditions as were in effect prior to the Separation. Immediately prior to the Separation, outstanding Dover performance shares held by Apergy employees that related to a performance period ending after the Separation were cancelled.

Indemnifications

In connection with the Separation, we entered into agreements with Dover that govern the treatment between Dover and us of certain indemnification matters and litigation responsibility. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Dover’s business with Dover. The separation and distribution agreement also establishes procedures for handling claims subject to indemnification and related matters. In addition, pursuant to the tax matters agreement, we have agreed to indemnify Dover and its affiliates against any and all tax-related liabilities incurred by them relating to the Separation and/or certain related transactions to the extent caused by an acquisition of Apergy stock or assets or by any other action or failure to act undertaken by Apergy or its affiliates.

Pro Forma Financial Information

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Net income attributable to Apergy	$24,543	$13,269
Pro forma earnings per share: (1)
Basic	$0.32	$0.17
Diluted	$0.31	$0.17
Pro forma shares outstanding: (2)
Basic	77,340	77,340
Diluted	78,329	78,329
_______________________

(1)	Pro forma basic and diluted earnings per share was determined by dividing historical net income attributable to Apergy by pro forma shares outstanding during each of the periods presented.

(2)
Pro forma basic shares outstanding was based on the Apergy shares issued in connection with the completion of the Separation on May 9, 2018, and are assumed to be outstanding during each of the periods presented. Pro forma diluted shares outstanding assumes the full effect of potentially dilutive securities of all outstanding awards under our incentive compensation programs plus pro forma basic shares outstanding during each of the periods presented.

Borrowings and Contribution to Dover Corporation

To fund the Separation, we incurred the following borrowings:
Senior Notes
On May 3, 2018, and in connection with the Separation, we completed the private placement of $300 million in aggregate principal amount of 6.375% senior notes due May 2026 (“Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2018. Net proceeds of $294.8 million from the offering were utilized to partially fund the $700 million cash payment to Dover at the Separation and to pay fees and expenses incurred in connection with the Separation.

The terms of the Senior Notes are governed by the indenture dated as of May 3, 2018, between Apergy and Wells Fargo Bank, National Association, as trustee. At any time prior to May 1, 2021, we may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus a premium, as defined in the indenture, plus accrued and unpaid interest. Beginning on or after May 1, 2021, we may redeem the Senior Notes, in whole or in part, at certain tiered redemption prices as defined in the indenture, plus accrued and unpaid interest. The Senior Notes are our senior unsecured obligations. The Senior Notes will rank equally in right of payment with our future and existing senior debt and will rank senior in right of payment to all of our future subordinated debt.

In connection with the private placement, we granted the initial purchasers of the Senior Notes certain registration rights under a registration right agreement. We have agreed for the benefit of the holders of the Senior Notes to use our commercially reasonable efforts to file and cause to be effective a registration statement with the SEC relating to a registered offer to exchange the Senior Notes for an issue of SEC-registered notes with terms identical in all material respects to the Senior Notes. Generally, we have one year from the issuance of the Senior Notes to complete the exchange offer. Should Apergy not complete its obligations under the registration rights agreement within a year, the annual interest rate on the Senior Notes will increase at different intervals based on the passage of time after one year.

Senior Secured Credit Facilities

On May 9, 2018, Apergy entered into a new credit agreement (“credit agreement”) governing the terms of its new senior secured credit facilities, consisting of (i) a seven-year senior secured term loan B facility (“term loan facility”) and (ii) a five-year senior secured revolving credit facility (“revolving credit facility,” and together with the term loan facility, the “senior secured credit facilities”), with JPMorgan Chase Bank, N.A. as administrative agent. The net proceeds of the senior secured credit facilities are expected to be used (i) to pay fees and expenses in connection with the Separation, (ii) partially fund the cash payment to Dover and (iii) provide for working capital and other general corporate purposes.

At our election, outstanding borrowings under the senior secured credit facilities will accrue interest at a per annum rate of (i) LIBOR plus a margin or (ii) a base rate plus a margin. The senior secured credit facilities contain a number of customary covenants that, among other things, will limit or restrict the ability of Apergy and the restricted subsidiaries to, subject to certain qualifications and exceptions, perform certain activities which include, but are not limited to (i) incur additional indebtedness, (ii) make acquisitions and (iii) pay dividends or other payments in respect of our capital stock. Additionally, Apergy will be required to maintain (a) a minimum interest coverage ratio, as defined in the credit agreement, of 2.75 to 1.00 and (b) a maximum total leverage ratio, as defined in the credit agreement, of 4.00 to 1.00 through the fiscal quarter ending June 30, 2019, then 3.75 to 1.00 through the fiscal quarter ending June 30, 2020, then 3.50 to 1.00 thereafter.

Term Loan Facility. The term loan facility will have an initial commitment of $415 million. The full amount of the term loan facility was funded on May 9, 2018. Amounts borrowed under the term loan facility that are repaid or prepaid may not be re-borrowed. The term loan facility matures in May 2025.

The term loan is subject to mandatory amortization payments of one percent per annum of the initial commitment of $415 million paid quarterly. Additionally, subject to certain exceptions, the term loan facility is subject to mandatory prepayments, including the amount equal to: 100% of the net cash proceeds of all non-ordinary course asset sales subject to (i) reinvestment periods an (ii) step-downs to 75% and 50% based on certain leverage targets; and 50% of excess cash flow, as defined in the credit agreement, with step-downs to 25% and 0% based on certain leverage targets. Apergy may voluntarily prepay amounts outstanding under the term loan facility in whole or in part at any time without premium or penalty (other than during the six months following May 9, 2018 on the amount of loans prepaid or repaid in connection with a repricing transaction, as defined in the credit agreement.

Revolving Credit Facility. The revolving credit facility consists of a five-year senior secured facility with aggregate commitments in an amount equal to $250 million, of which up to $50 million is available for the issuance of letters of credit. Amounts repaid under the revolving credit facility may be re-borrowed. The revolving credit facility matures in May 2023.

A summary of our borrowings and payment to Dover as part of the Separation was as follows:

(in thousands)
Proceeds from issuance of debt	$715,000
Debt discounts	(1,038)
Debt issuance costs	(13,854)
Net proceeds	700,108
Cash payment to Dover	(700,000)
Net cash retained by Apergy	$108

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is our analysis of our financial performance, financial condition, and significant trends that may affect our future performance. It should be read in conjunction with the combined financial statements, and notes thereto, included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to Apergy’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words “believe,” “anticipate,” “expect,” “may,” “intend,” “foresee,” “guidance,” “estimate,” “potential,” “outlook,” “plan,” “should,” “will,” “would,” “could,” “target,” “forecast” and similar expressions, including the negative thereof. We do not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading: “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.”

EXECUTIVE OVERVIEW AND BUSINESS OUTLOOK

Apergy Corporation (“Apergy”) is a leading provider of highly engineered equipment and technologies that help companies drill for and produce oil and gas safely and efficiently around the world. Our products provide efficient functioning throughout the lifecycle of a well—from drilling to completion to production. On May 9, 2018, Apergy common stock began “regular-way” trading on the New York Stock Exchange under the “APY” symbol.

Separation and Distribution

On April 18, 2018, the Dover Board of Directors approved the separation of entities conducting its upstream oil and gas energy business within the Dover Energy segment into an independent, publicly traded company named Apergy Corporation. In accordance with the separation and distribution agreement, the two companies were separated by Dover distributing to its stockholders all 77,339,828 shares of Apergy common stock on May 9, 2018. Each Dover shareholder received one share of Apergy common stock for every two shares of Dover common stock held at the close of business on the record date of April 30, 2018. In conjunction with the Separation, Dover received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Apergy common stock was not taxable to Dover or U.S. holders of Dover common stock, except in respect to cash received in lieu of fractional share interests. Following the Separation, Dover retained no ownership interest in Apergy, and each company now has separate public ownership, boards of directors and management. A registration on Form 10, as amended, describing the Separation was filed by Apergy with the SEC and was declared effective on April 19, 2018. On May 9, 2018, Apergy common stock began “regular-way” trading on the New York Stock Exchange under the “APY” symbol.

Basis of Presentation

The accompanying condensed combined financial statements were derived from the consolidated financial statements and accounting records of Dover. These financial statements reflect the combined historical results of operations, financial position and cash flows of certain Dover entities conducting its upstream oil and gas energy business within the Dover Energy segment, including an allocated portion of Dover’s corporate costs. As a result, the financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone public company during the periods presented and consequently may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone public company during the periods presented. See Note 1 — Basis of Presentation and Separation for additional information on the basis of presentation of these combined financial statements.

Business Environment

Our business provides a broad range of technologies and products for the oil and gas drilling and production industry and, as a result, is substantially dependent upon activity levels in the oil and gas industry. Demand for our products is impacted by overall global demand for oil and gas, ongoing depletion rates of existing wells which produce oil and gas, and our customers’ willingness to invest in the development and production of oil and gas resources. Our customers determine their operating and capital budgets primarily on current and projected crude oil and natural gas prices, U.S. and worldwide rig count and U.S. well completions. Crude oil and natural gas prices are impacted by geopolitical, macroeconomic and local events and have historically been subject to substantial volatility and cyclicality. Projected higher oil and gas prices typically translate into higher exploration and production budgets. Indicators, such as rig count, footage drilled and exploration and production spending by oil and gas operators, have often been used as indicators for the level of drilling activity in the oil and gas sector.

Market Conditions and Outlook

Oil markets tightened in the back half of 2017, and oil prices continued to improve in the first quarter of 2018 driven by demonstrated compliance by OPEC countries to production quotas, increased global oil demand and declining product inventories. As a result, oil prices continued to strengthen with the WTI spot price averaging $62.91 in the first quarter of 2018 versus the average of $55.27 in the fourth quarter of 2017. Both U.S. and international rig counts increased in the first quarter of 2018 with growth of 5% and 2%, respectively, when compared to the rig counts in the fourth quarter of 2017. According to Spears & Associates, the global oil demand growth in 2018 will be entirely met by increased production from the United States.

Although risk remains that oil prices and activity levels could deteriorate from current levels, we believe the outlook for our businesses over the long term is favorable. Increasing global demand for oil and gas, in combination with ongoing depletion of existing reservoirs, will drive continued investment in the drilling and completion of new wells. In addition, productivity and efficiency are becoming increasingly important in the oil and gas industry as operators focus on improving per-well economics, driven by a flattening of the WTI forward price curve.

Average oil and gas prices, rig counts and well completions are summarized below for the periods presented:

	2018	2017
	Q1	Q1	Q2	Q3	Q4	FY
Average Price WTI Crude (per bbl) (a)	$62.91	$51.62	$48.10	$48.18	$55.27	$50.80
Average Price Brent Crude (per bbl) (a)	66.86	53.59	49.55	52.10	61.40	54.12
Average Price Henry Hub Natural Gas (per mmBtu) (a)	3.08	3.01	3.08	2.95	2.90	2.99

U.S. Rig Count (b)	966	742	895	946	921	876
Canada Rig Count (b)	269	295	117	208	204	206
International Rig Count (b)	970	939	958	947	949	948
Worldwide Rig Count	2,205	1,976	1,970	2,101	2,074	2,030
U.S. Well Completions (a)	1,158	776	934	985	1,076	943
_______________________
(a) Source: U.S. Energy Information Administration (EIA), as of April 16, 2018.
(b) Source: Baker Hughes Rig Count, as of April 1, 2018.

Book-to-bill ratio. The book-to-bill ratio compares the dollar value of orders received (bookings) relative to revenues realized during the period. Management uses this financial measure as an indicator of demand. A ratio above 1.0 implies that more orders were received than filled, indicating strong customer demand, while a ratio below 1.0 implies weaker customer demand. We believe the book-to-bill ratio is a meaningful financial measure that may assist investors in understanding our performance and outlook.

COMBINED RESULTS OF OPERATIONS

	Three Months Ended March 31,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$283,922	$230,278	53,644	23.3
Cost of goods and services	189,661	154,918	34,743	22.4
Gross profit	94,261	75,360	18,901	25.1
Gross profit margin	33.2%	32.7%		0.5	pts.
Selling, general and administrative expense	59,739	52,639	7,100	13.5
Selling, general and administrative expense as a percent of revenue	21.0%	22.9%		(1.9	) pts.
Other expense, net	2,617	2,929	(312)	*
Income before provision for income taxes	31,905	19,792	12,113	61.2
Provision for income taxes	7,220	6,206	1,014	16.3
Effective tax rate	22.6%	31.4%		(8.8	) pts.
Net income	24,685	13,586	11,099	81.7
Net income attributable to noncontrolling interest	142	317	(175)	(55.2)
Net income attributable to Apergy	$24,543	$13,269	11,274	85.0

Other measures:
Bookings	$286,118	$250,847	35,271	14.1
Book-to-bill ratio	1.01	1.09
_______________________

*	Not meaningful

Revenue. Revenue for the first quarter of 2018 increased $53.6 million, or 23.3%, from the prior year primarily driven by increased volumes. The increase in revenue was driven by continued growth in U.S. rig count, increased U.S. onshore capital spending and well completion activity.

The growth in revenue was led by our Drilling Technologies segment reflecting significant growth in U.S. rig count. Production & Automation Technologies segment revenue increased due to increases in U.S. rig count, increases in well completion activity and higher demand from well service and exploration and production companies. All of the top geographic markets experienced revenue growth, including the United States, Canada, Middle East and Europe.

Gross profit. Gross profit for the first quarter of 2018 increased $18.9 million, or 25.1%, from the prior year, reflecting benefits of increased sales volumes, combined with cost containment efforts and productivity initiatives.

Selling, general and administrative expense. Selling, general and administrative expense for the first quarter of 2018 increased $7.1 million, or 13.5%, from the prior year, primarily in support of our growth initiatives.

Provision for income taxes. The effective tax rates for the first quarter of 2018 and 2017 were 22.6% and 31.4%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the Tax Reform Act, which was enacted on December 22, 2017, and which permanently reduced the U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018.

See Note 11 — Income Taxes in the condensed combined financial statements for additional information.

SEGMENT RESULTS OF OPERATIONS

Production & Automation Technologies

	Three Months Ended March 31,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$214,691	$180,800	33,891	18.7
Segment earnings	10,351	7,877	2,474	31.4
Segment margin	4.8%	4.4%		0.4	pts.

Depreciation and amortization	$26,758	$23,591	3,167	13.4
Restructuring and other charges	482	6	476	*

Other measures:
Bookings	$216,934	$197,037	19,897	10.1
Book-to-bill ratio	1.01	1.09
_______________________

*	Not meaningful

Revenue. Production & Automation Technologies revenue for the first quarter of 2018 increased $33.9 million, or 18.7%, as compared to the prior year, comprised of broad-based volume growth. In spite of more constructive market conditions, customer pricing continues to be challenging.

Segment earnings. Production & Automation Technologies earnings increased $2.5 million, or 31.4%, compared to the prior year. The increase was primarily driven by growth in sales volume due to improving oil and gas markets, particularly U.S. rig count and well completion activity. The increase in segment earnings included cost savings realized from restructuring programs, as well as productivity savings. The increase in earnings was partially offset by material cost increases, particularly aluminum and steel.

Bookings and Book-to-bill. Bookings for the first quarter of 2018 increased $19.9 million, or 10.1%, compared to the prior year, reflecting ongoing market improvement. Our book-to-bill ratio was 1.01 in the first quarter of 2018, reflecting our ability to fulfill increasing customer demand. In the first quarter of 2017, our book-to-bill ratio was 1.09, which was largely driven by short-term production constraints during the early stages of the market recovery. Such production constraints have been abated due to our ability to scale up production capacity to match increasing demand.

Drilling Technologies

	Three Months Ended March 31,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$69,231	$49,478	19,753	39.9
Segment earnings	24,189	14,720	9,469	64.3
Segment margin	34.9%	29.8%		5.1	pts.

Depreciation and amortization	$2,867	$2,959	(92)	(3.1)
Restructuring and other charges	—	—	—

Other measures:
Bookings	$69,184	$53,810	15,374	28.6
Book-to-bill ratio	1.00	1.09

Revenue. Drilling Technologies revenue increased $19.8 million, or 39.9%, compared to the prior year which was the result of increased volumes due to increased rig counts. Customer pricing did not have a significant impact on revenue in the first quarter of 2018.

Segment earnings. Drilling Technologies earnings increased $9.5 million, or 64.3%, compared to the prior year, largely driven by volume growth, combined with the benefits of cost containment efforts and productivity gains.

Bookings and Book-to-bill. Bookings for the first quarter of 2018 increased $15.4 million, or 28.6%, compared to the prior year, reflecting ongoing market improvement. Our book-to-bill ratio was 1.00 in the first quarter of 2018, reflecting our ability to fulfill increasing customer demand. In the first quarter of 2017, our book-to-bill ratio was 1.09, which was largely driven by short-term production constraints during the early stages of the market recovery. Such production constraints have been abated due to our ability to scale up production capability to match increasing customer demand.

CAPITAL RESOURCES AND LIQUIDITY

All of our cash balances are held outside the United States. Our U.S. cash was historically pooled to Dover through intercompany advances and is not reflected on our condensed combined balance sheets. All of our cash held outside the United States could be repatriated to the United States. We have not provided for foreign withholding taxes on our undistributed foreign earnings since we have determined that such earnings are indefinitely reinvested.

We have historically generated and expect to continue to generate positive cash flow from operations. We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations and our revolving credit facility. See “Capital Resources and Liquidity—Outlook” for information related to our revolving credit facility.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash provided by operating activities	$7,347	$19,398
Cash required by investing activities	(13,425)	(5,582)
Cash required by financing activities	(814)	(13,919)
Effect of exchange rate changes on cash and cash equivalents	302	638
Net increase (decrease) in cash and cash equivalents	$(6,590)	$535

Operating Activities

We generated cash from operating activities for the three months ended March 31, 2018 and 2017, of $7.3 million and $19.4 million, respectively. The decrease in cash provided by operating activities was primarily driven by changes in our working capital position of $18.3 million, partially offset by higher cash income generated from operations. Operating cash used as a result of changes in our working capital position are primarily due to increases in our trade receivables and inventories from higher market activity.

Investing Activities

For the three months ended March 31, 2018 and 2017, we used cash from investing activities of $13.4 million and $5.6 million, respectively. The $7.8 million increase in cash used by investing activities was primarily due to investments to support increased sales and investments in assets available to customers on a rental basis.

Financing Activities

Cash used in financing activities resulted from net transfers to Dover related to transactions with Dover and assumptions used in the preparation of our combined financial statements. See Note 1 — Basis of Presentation and Separation and Note 3 — Related Party Transactions for additional information related to net transfers to Dover. During the three months ended March 31, 2018 and 2017, we made no distributions to our noncontrolling interest holder.

Outlook

Separation
Subsequent to the Separation, we will no longer participate in cash management and funding arrangements with Dover. Historically, we have utilized these arrangements to fund daily operating activities and significant business expenditures, such as manufacturing capacity expansion and acquisitions. Our ability to fund our daily operating activities and capital projects will depend on our ongoing ability to generate cash from operations and our ability to access the capital markets.
Senior Notes
On May 3, 2018, and in connection with the Separation, we completed the private placement of $300 million in aggregate principal amount of 6.375% senior notes due May 2026 (“Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2018. Net proceeds of $294.8 million from the offering were utilized to partially fund the cash payment to Dover and to pay fees and expenses incurred in connection with the Separation.

Senior Secured Credit Facilities

On May 9, 2018, Apergy entered into a new credit agreement (“credit agreement”) governing the terms of its new senior secured credit facilities, consisting of (i) a seven-year senior secured term loan B facility (“term loan facility”) and (ii) a five-year senior secured revolving credit facility (“revolving credit facility,” and together with the term loan facility, the “senior secured credit facilities”), with JPMorgan Chase Bank, N.A. as administrative agent. The net proceeds of the senior secured credit facilities are expected to be used (i) to pay fees and expenses in connection with the Separation, (ii) partially fund the cash payment to Dover and (iii) provide for working capital and other general corporate purposes.

Term Loan Facility. The term loan facility will have an initial commitment of $415 million. The full amount of the term loan facility was funded on May 9, 2018. Amounts borrowed under the term loan facility that are repaid or prepaid may not be re-borrowed. The term loan facility matures in May 2025.

Revolving Credit Facility. The revolving credit facility consists of a five-year senior secured facility with aggregate commitments in an amount equal to $250 million, of which up to $50 million is available for the issuance of letters of credit. Amounts repaid under the revolving credit facility may be re-borrowed. The revolving credit facility matures in May 2023.

See Note 16 — Subsequent Events to our condensed combined financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to debt issuances after March 31, 2018.

Pursuant to the Separation, Apergy made a cash payment of $700 million to Dover. See Note 16 — Subsequent Events for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

Information related to guarantees is incorporated herein by reference from Note 8 — Commitments And Contingencies to our condensed combined financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Information Statement included in Amendment No. 1 to the Form 10 filed with the SEC on April 12, 2018. During the three months ended March 31, 2018, there were no changes to our identified critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 — New Accounting Standards to our condensed combined financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in the Information Statement included in Amendment No. 1 to the Form 10 filed with the SEC on April 12, 2018. There have been no material changes in our exposures to market risk since December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2018.

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various pending or potential legal actions or disputes in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our combined financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to our risk factors previously disclosed in “Risk Factors” in the Information Statement included in Amendment No. 1 to the Form 10 filed with the SEC on April 12, 2018, the following risk factor was identified:

Our indebtedness could adversely affect our financial condition and operating flexibility.

In connection with the Separation, we incurred a significant amount of indebtedness. As of March 31, 2018, after giving effect to the Separation, our total debt would have been approximately $700 million (net of original issue discount and deferred financings costs), and we would have had unused commitments of approximately $250 million under our five-year senior secured revolving credit facility (less the amount of any outstanding letters of credit issued thereunder).

Subject to the limits contained in the credit agreement governing our senior secured credit facilities and the indenture that governs our senior notes, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify.

Specifically, our level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our senior notes and our other debt;

•	limiting our ability to obtain additional financing to fund our business operations;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

In addition, the credit agreement governing our senior secured credit facilities and the indenture that governs our senior notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur depends upon the level of cash flows generated by our operations, our ability to sell assets, availability under our five-year senior secured revolving credit facility and our ability to access the capital markets and/or other sources of financing. Our ability to generate cash is subject to general economic, industry, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the oil and gas industry could be impaired.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Quarterly Report on Form 10-Q for the period ended March 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APERGY CORPORATION
(Registrant)

/s/ JAY A. NUTT
Jay A. Nutt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and a Duly Authorized Officer)

Date:	June 4, 2018

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
2.1	Separation and Distribution Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation.	8-K	2.1	May 11, 2018
3.1	Amended and Restated Certificate of Incorporation of Apergy Corporation.	8-K	3.1	May 11, 2018
3.2	Amended and Restated By-Laws of Apergy Corporation.	8-K	3.2	May 11, 2018
4.1	Indenture, dated as of May 3, 2018, between Apergy Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	May 7, 2018
4.2	Form of 6.375% Senior Notes due 2026 (included as Exhibit 1 to the Indenture filed as Exhibit 4.1).	8-K	4.2	May 7, 2018
4.3	Registration Rights Agreement, dated May 3, 2018, by and between Apergy Corporation and J.P. Morgan Securities LLC, for itself and on behalf of the several initial purchasers.	8-K	4.3	May 7, 2018
4.5	Supplemental Indenture, dated as of May 9, 2018, between the Guarantors and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	May 11, 2018
10.1	Purchase Agreement, dated April 19, 2018, by and among Apergy Corporation and J.P. Morgan Securities LLC, for itself and on behalf of the several initial purchasers named therein.	8-K	10.1	April 25, 2018
10.2	Escrow Agreement, dated May 3, 2018, by and among Wells Fargo Bank, National Association, Apergy Corporation and JPMorgan Chase Bank, N.A.	8-K	10.1	May 7, 2018
10.3	Employee Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation.	8-K	10.1	May 11, 2018
10.4	Tax Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation.	8-K	10.2	May 11, 2018
10.5	Transition Services Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation.	8-K	10.3	May 11, 2018
10.6	Credit Agreement, dated May 9, 2018, among Apergy Corporation, as borrower, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.4	May 11, 2018
10.7	Apergy Corporation 2018 Equity and Cash Incentive Plan.	8-K	10.5	May 11, 2018
10.8	Apergy Corporation Executive Officer Annual Incentive Plan.	8-K	10.6	May 11, 2018
10.9	Apergy USA, Inc. Executive Deferred Compensation Plan.	8-K	10.7	May 11, 2018
10.10	Apergy Corporation Executive Severance Plan.	8-K	10.8	May 11, 2018
10.11	Apergy Corporation Senior Executive Change-in-Control Severance Plan.	8-K	10.9	May 11, 2018
10.12	Form of award grant letter for restricted stock unit awards made under the Apergy Corporation 2018 Equity and Cash Incentive Plan.	8-K	10.10	May 11, 2018
10.13	Form of award grant letter for performance share awards made under the Apergy Corporation 2018 Equity and Cash Incentive Plan.	8-K	10.11	May 11, 2018
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
99.1	Information Statement of Apergy Corporation, dated April 11, 2018.	10	99.1	April 12, 2018
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith