Form 10-Q
period 2018-06-30
Apergy Corp
filed 2018-08-06
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act.

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

The registrant had 77,339,828 shares of common stock, $0.01 par value, outstanding as of July 31, 2018.

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

All of our forward-looking statements involve risk, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements include those set forth in this Quarterly Report on Form 10-Q and in “Risk Factors” in the Information Statement included in Amendment No. 1 to our registration statement on Form 10 filed with the Securities and Exchange Commission on April 12, 2018, which are summarized as follows:

•	Demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Our ability to successfully compete with other companies in our industry;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	Cost inflation and availability of raw materials;

•	Changes in federal, state and local legislation and regulations relating to hydraulic fracturing or oil and gas development and the potential for related litigation or restrictions on our customers;

•	Our ability to successfully execute our capital allocation and acquisition programs;

•	Potential liabilities arising out of the installation or use of our products;

•	Continuing consolidation within our customers’ industry;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Changes in environmental and health and safety laws and regulations which may increase our costs, limit the demand for our products and services or restrict our operations;

•	Risks relating to our existing international operations and expansion into new geographical markets;

•	Changes in domestic and foreign governmental public policies, risks associated with entry into emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits;

•	Failure to attract, retain and develop personnel for key management;

•	The impact of our indebtedness on our financial position and operating flexibility;

•	The impact of tariffs and other trade measures on our business;

•	Credit risks related to our customer base or the loss of significant customers;

•	Deterioration in future expected profitability or cash flows and its effect on our goodwill;

•	Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	Fluctuations in currency markets worldwide; and

•	Increased compliance costs for us and our customers due to changes in climate change legislation and other regulatory initiatives.

We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Product revenue	$271,831	$234,314	$525,208	$443,989
Service revenue	21,682	15,142	41,543	30,014
Lease and other revenue	12,415	6,705	23,099	12,436
Total revenue	305,928	256,161	589,850	486,439
Cost of goods and services	202,210	171,531	391,871	326,449
Gross profit	103,718	84,630	197,979	159,990
Selling, general and administrative expense	65,807	54,892	125,546	107,531
Interest expense, net	6,062	70	6,229	120
Other expense, net	364	2,109	2,814	4,988
Income before income taxes	31,485	27,559	63,390	47,351
Provision for income taxes	9,381	8,526	16,601	14,732
Net income	22,104	19,033	46,789	32,619
Net income (loss) attributable to noncontrolling interest	(79)	279	63	596
Net income attributable to Apergy	$22,183	$18,754	$46,726	$32,023
Earnings per share attributable to Apergy: *
Basic	$0.29	$0.24	$0.60	$0.41
Diluted	$0.29	$0.24	$0.60	$0.41
Weighted-average shares outstanding: *
Basic	77,340	77,340	77,340	77,340
Diluted	77,770	77,890	77,904	77,890
_______________________
* See Note 4 — Earnings Per Share.

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$22,104	$19,033	$46,789	$32,619
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(6,874)	(106)	(8,565)	1,592
Pension and other post-retirement benefit plans:
Net actuarial gain arising during period	170	—	170	—
Reclassification adjustment of net actuarial loss included in net income	46	57	95	132
Total pension and other post-retirement benefit plans (2)	216	57	265	132
Other comprehensive income (loss)	(6,658)	(49)	(8,300)	1,724
Comprehensive income	15,446	18,984	38,489	34,343
Comprehensive income (loss) attributable to noncontrolling interest	(79)	279	63	596
Comprehensive income attributable to Apergy	$15,525	$18,705	$38,426	$33,747
_______________________
(1) Net of income tax (expense) benefit of nil for the three and six months ended June 30, 2018 and 2017.
(2) Net of income tax (expense) benefit of $(54) and $42 for the three months ended June 30, 2018 and 2017, respectively, and $(38) and $67 for the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$30,833	$23,712
Receivables, net of allowances of $4,929 in 2018 and $4,753 in 2017	254,342	202,024
Inventories, net	215,164	201,591
Prepaid expenses and other current assets	21,937	14,038
Total current assets	522,276	441,365
Property, plant and equipment, net	233,530	211,832
Goodwill	906,731	910,088
Intangible assets, net	310,308	338,510
Other non-current assets	7,421	2,980
Total assets	1,980,266	1,904,775
Liabilities and Equity
Accounts payable	131,221	98,826
Accrued compensation and employee benefits	25,926	30,289
Current portion of long-term debt	4,150	—
Accrued expenses and other current liabilities	64,454	21,950
Total current liabilities	225,751	151,065
Long-term debt	703,187	3,742
Deferred income taxes	93,672	96,985
Other long-term liabilities	22,128	12,949
Total liabilities	1,044,738	264,741
Stockholders’ equity:
Common stock, $0.01 par value, 2.5 billion shares authorized, 77.3 million shares issued and outstanding in 2018	773	—
Additional paid-in capital	962,188	—
Retained earnings	7,994	—
Net parent investment in Apergy	—	1,661,700
Accumulated other comprehensive loss	(37,480)	(26,415)
Total stockholders’ equity	933,475	1,635,285
Noncontrolling interest	2,053	4,749
Total equity	935,528	1,640,034
Total liabilities and equity	$1,980,266	$1,904,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Attributable to Apergy
	Common stock
(in thousands)	Par Value	Capital in excess of par value	Retained Earnings	Net Parent Investment in Apergy	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2017	$—	$—	$—	$1,661,700	$(26,415)	$4,749	$1,640,034
Cumulative effect of accounting changes (Note 2)	—	—	—	1,315	(1,315)	—	—
Net income	—	—	7,994	38,732		63	46,789
Other comprehensive loss	—	—	—	—	(8,300)	—	(8,300)
Net transfer to/from parent company	—	—	—	(739,637)	(1,450)	—	(741,087)
Reclassification of net parent investment in Apergy	—	962,110	—	(962,110)	—	—	—
Issuance of common stock	773	(773)	—	—	—	—	—
Stock-based compensation	—	851	—	—	—	—	851
Distributions to noncontrolling interest	—	—	—	—	—	(2,720)	(2,720)
Other	—	—	—	—	—	(39)	(39)
June 30, 2018	$773	$962,188	$7,994	$—	$(37,480)	$2,053	$935,528

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash provided (required) by operating activities:
Net income	$46,789	$32,619
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation	35,128	26,904
Amortization	26,330	26,827
Stock-based compensation	1,361	1,132
(Gain) loss on sale of fixed assets	378	(575)
Deferred income taxes	(3,479)	(11,901)
Other	240	(596)
Changes in operating assets and liabilities (net of effects of acquisitions and foreign exchange):
Receivables, net	(53,496)	(44,684)
Inventories, net	(14,837)	(13,734)
Prepaid expenses and other current assets	(8,207)	(3,620)
Accounts payable	31,361	25,950
Accrued compensation and employee benefits	(1,277)	93
Accrued expenses and other current liabilities	23,612	1,289
Leased assets and other, net	(25,003)	(14,092)
Net cash provided by operating activities	58,900	25,612

Cash provided (required) by investing activities:
Capital expenditures	(31,201)	(15,945)
Proceeds from sale of property, plant and equipment	62	2,301
Purchase price adjustments on acquisition	53	—
Net cash required by investing activities	(31,086)	(13,644)

Cash provided (required) by financing activities:
Proceeds from long-term debt, net of discounts	713,963	—
Payment of debt issue costs	(15,851)	—
Distributions to Dover Corporation	(716,126)	(15,090)
Distribution to noncontrolling interest	(2,720)	(1,212)
Net cash required by financing activities	(20,734)	(16,302)

Effect of exchange rate changes on cash and cash equivalents	41	1,037

Net increase (decrease) in cash and cash equivalents	7,121	(3,297)
Cash and cash equivalents at beginning of period	23,712	26,027
Cash and cash equivalents at end of period	$30,833	$22,730

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SEPARATION

Apergy Corporation (“Apergy”) is a leading provider of highly engineered equipment and technologies that help companies drill for and produce oil and gas safely and efficiently around the world. Our products provide efficient functioning throughout the lifecycle of a well—from drilling to completion to production. We report our results of operations in the following reporting segments: Production & Automation Technologies and Drilling Technologies. Our Production & Automation Technologies segment offerings consist of artificial lift equipment and solutions, including rod pumping systems, electric submersible pump systems, progressive cavity pumps and drive systems and plunger lifts, as well as a full automation and digital offering consisting of equipment, software and Industrial Internet of Things solutions for downhole monitoring, wellsite productivity enhancement and asset integrity management. Our Drilling Technologies segment offering provides market leading polycrystalline diamond cutters and bearings that result in cost effective and efficient drilling.

Separation and Distribution

On April 18, 2018, the Dover Corporation (“Dover”) Board of Directors approved the separation of entities conducting its upstream oil and gas energy business within Dover’s Energy segment (the “Separation”) into an independent, publicly traded company named Apergy Corporation. Apergy Corporation was incorporated in Delaware on October 10, 2017, under the name Wellsite Corporation and was renamed Apergy Corporation on February 2, 2018. Apergy Corporation was formed for the purpose of holding entities, assets and liabilities conducting Dover’s upstream oil and gas business within Dover’s Energy segment. In accordance with the separation and distribution agreement, the two companies were separated by Dover distributing to Dover’s stockholders all 77,339,828 shares of common stock of Apergy on May 9, 2018. Each Dover shareholder received one share of Apergy stock for every two shares of Dover stock held at the close of business on the record date of April 30, 2018. In conjunction with the Separation, Dover received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Apergy common stock was not taxable to Dover or U.S. holders of Dover common stock, except in respect to cash received in lieu of fractional share interests. Following the Separation, Dover retained no ownership interest in Apergy, and each company, as of May 9, 2018, has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended, describing the Separation was filed by Apergy with the U.S. Securities and Exchange Commission (“SEC”) and was declared effective on April 19, 2018. On May 9, 2018, Apergy common stock began “regular-way” trading on the New York Stock Exchange under the “APY” symbol.

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

Employee Matters Agreement

On May 9, 2018, Apergy and Dover entered into an employee matters agreement which governs the respective rights, responsibilities and obligations of the parties in connection with the Separation with respect to employee-related matters. The employee matters agreement provides for the allocation and treatment of assets and liabilities as applicable, arising out of incentive plans, retirement plans, and employee health and welfare benefit programs, in which Apergy’s employees participated prior to the Separation, and the treatment of outstanding Dover incentive awards. In general, Apergy assumed liabilities related to its current and former employees incurred before the Separation. Dover retained liabilities accrued prior to the Separation related to certain Apergy participants in Dover’s U.S. defined benefit pension plan. As a result of the Separation and effective May 15, 2018, outstanding Dover equity awards held by Apergy employees, other than Dover performance shares, converted into corresponding Apergy equity awards issued under the Apergy Corporation 2018 Equity and Cash Incentive Plan. Generally, each award is subject to the same terms and conditions as were in effect prior to the Separation. Immediately prior to the Separation, outstanding Dover performance shares held by Apergy employees that related to performance periods ending after the Separation were cancelled.

In connection with the Separation, we incurred an aggregate principal amount of $715 million of long-term debt, which consists of a $415 million term loan facility and $300 million of senior notes. Net proceeds from the notes offering, together with borrowings under the term loan facility, were used to make a cash payment of $700 million to Dover and to pay fees and expenses incurred in connection with the Separation. See Note 8 — Debt for additional information.

Basis of Presentation

Prior to the Separation, our results of operations, financial position and cash flows were derived from the consolidated financial statements and accounting records of Dover and reflect the combined historical results of operations, financial position and cash flows of certain Dover entities conducting its upstream oil and gas energy business within Dover’s Energy segment, including an allocated portion of Dover’s corporate costs. These financial statements have been presented as if such businesses had been combined for all periods prior to the Separation. All intercompany transactions and accounts within Dover were eliminated. The assets and liabilities were reflected on a historical cost basis since all of the assets and liabilities presented were wholly owned by Dover and were transferred within the Dover consolidated group. The statements of income also include expense allocations for certain corporate functions historically performed by Dover and not allocated to its operating segments, including corporate executive management, human resources, information technology, facilities, tax, shared services, finance and legal, including the costs of salaries, benefits and other related costs. These expense allocations were based on direct usage or benefit where identifiable, with the remainder allocated on the basis of revenue, headcount or other measures. These pre-Separation combined financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone public company during the periods presented prior to the Separation and consequently may not reflect our results of operations, financial position and cash flows had we been a stand-alone public company during the periods presented prior to the Separation. Actual costs that would have been incurred if we had been a stand-alone public company would depend on a variety of factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Prior to the Separation, transactions between Apergy and Dover, with the exception of transactions discussed in Note 3 —Related Party Transactions, are reflected in the condensed combined balance sheet as of December 31, 2017, as part of “net parent investment in Apergy” and in the condensed combined statements of cash flows as a financing activity in “net transfers to parent company.” See Note 3 — Related Party Transactions for additional information.

No portion of Dover’s third-party debt was historically held by an Apergy entity or was transferred to Apergy; therefore, no debt was included in the condensed combined balance sheet as of December 31, 2017, and no interest expense was presented in the condensed combined statement of income for the three and six months ended June 30, 2017. Intercompany notes payable to Dover of $224.5 million as of December 31, 2017, were presented within “net parent investment in Apergy” because the notes were not settled in cash. Accordingly, no interest expense related to intercompany debt was presented in the condensed combined statements of income for each of the periods presented prior to the Separation. Additionally, our U.S. cash was historically pooled to Dover through intercompany advances and consequently is not reflected on our condensed combined balance sheet as of December 31, 2017.

All financial information presented after the Separation represents the consolidated results of operations, financial position and cash flows of Apergy. Accordingly, our results of operations and cash flows consist of the consolidated results of Apergy from May 9, 2018 to June 30, 2018, and the combined results of operations and cash flows for periods prior to May 9, 2018. Our balance sheet as of June 30, 2018, reflects the consolidated balances of Apergy while the December 31, 2017, balance sheet reflects the combined balances of the Dover upstream oil and gas energy businesses that were transferred to Apergy. Our management believes the assumptions underlying these condensed consolidated financial statements, including the assumptions regarding the allocation of corporate expenses from Dover for periods prior to the Separation, are reasonable.

The legal transfer of the upstream oil and gas energy businesses from Dover to Apergy occurred on May 9, 2018; however, for ease of reference, and unless otherwise stated or the context otherwise requires, all references to “Apergy Corporation,” “Apergy,” “we,” “us” or “our” refer (i) prior to the Separation, to the Apergy businesses, consisting of entities, assets and liabilities conducting the upstream oil and gas business within Dover’s Energy segment and (ii) after the Separation, to Apergy Corporation and its consolidated subsidiaries.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Apergy have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited combined financial statements, and notes thereto, in the Information Statement included in Amendment No. 1 to the Form 10 filed with the SEC on April 12, 2018.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from our estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments unless otherwise specified) necessary for a fair statement of our financial condition and results of operations as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2018.

Reclassifications

Beginning in the first quarter of 2018, we changed our presentation of expenditures related to purchases of leased inventory. Previously, these amounts were reported in the operating section of our cash flow statement as “other” in adjustments to reconcile net income but are now reported as changes in our operating assets and liabilities in the operating section of our cash flow statement as “leased assets and other, net.” During the first quarter of 2018, we changed our presentation of amortization expense primarily related to customer intangible assets. For the three and six months ended June 30, 2017, we reclassified $10.4 million and $21.1 million of amortization expense previously reported as a component of “selling, general and administrative expense” to “cost of goods and services” on our condensed combined statements of income.

During the second quarter of 2018, we changed our presentation of capital lease obligations. As of December 31, 2017, we reclassified $3.7 million of capital lease obligations previously reported as “other long-term liabilities” to “long-term debt” on our condensed combined balance sheet.

Certain prior-year amounts have been reclassified to conform to the current year presentation. See Note 2 — New Accounting Standards for additional information.

NOTE 2 — NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Effective January 1, 2018, we early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This update allows for the reclassification from accumulated other comprehensive income (“AOCI”) to equity for stranded deferred income tax effects resulting from the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”). We elected to reclassify these stranded deferred income tax effects which amounted to $1.3 million. The stranded deferred income tax effects were specifically identified with our employee benefit plans and were the result of the reduction in the corporate income tax rate against the corresponding deferred income taxes in AOCI.

Effective January 1, 2018, we adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This update changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit cost) and non-operating expense (all other components of net periodic benefit cost, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in “other expense, net” in the condensed consolidated statements of income. The adoption of this update was not material to the periods presented. We utilized a practical expedient which allows an entity to use amounts previously disclosed in its pension and other post-retirement benefits disclosures for any prior period as the estimation basis for applying the required retrospective presentation requirements.

Effective January 1, 2018, we adopted ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. The update also narrows the definition of outputs by more closely aligning it with how outputs are described in guidance for revenue recognition. The adoption of this ASU did not have a material impact on our financial statements.

Effective January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new update clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. Specifically, the new update clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. We adopted this guidance retrospectively. For the six months ended June 30, 2017, the impact of this adoption resulted in a $4.3 million increase in net cash provided by operating activities and a corresponding increase to net cash used by investing activities on our statement of cash flows related to cash expenditures for certain leased assets.

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

During the second half of 2015, Dover developed a project plan to implement ASU 2014-09, and as a subsidiary of Dover, we were included in Dover’s implementation efforts. We completed the project plan and analyzed the ASU’s impact on our contract portfolio, surveyed our businesses for our various revenue streams, completed contract reviews, and compared our historical accounting policies and practices to the requirements of the new guidance. We also evaluated the new disclosure requirements and identified and implemented appropriate changes to our business processes, systems and controls. We adopted the new guidance using the modified retrospective method and identified no cumulative effect adjustment to our total net investment balance as of January 1, 2018. The impact of adopting the new standard was not material to our financial statements for the three and six months ended June 30, 2018.

We have applied the following practical expedients or elections under the new standard:

•
Omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

•
We applied the practical expedient to not capitalize costs to obtain contracts with a duration of one year or less, which are expensed and included within “cost of goods and services” in the condensed consolidated statements of income.

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

See Note 11 — Revenue for additional information.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This update requires that a lessee recognize in the statement of financial position a liability for future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Additionally, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The guidance will be effective for us on January 1, 2019. Early adoption is permitted. We will adopt this standard on January 1, 2019, using the modified retrospective method, which will result in a cumulative catch-up adjustment to retained earnings.
After the Separation from Dover, we established a cross-functional team to continue the process of implementing the new guidance, which included an evaluation of the work performed by Dover prior to the Separation. We are currently gathering information on all leases and configuring and implementing a new lease software system. Effective with the Separation, we are evaluating our policy elections and considerations under the new lease guidance, including the potential use of practical expedients, and are in the process of updating our internal control and business processes. We continue to assess the impacts the guidance will have on our financial statements and related disclosures, internal control over financial reporting and other business practices and processes.
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

NOTE 3 — RELATED PARTY TRANSACTIONS

Dover Corporation

Prior to the Separation, Dover provided certain services including corporate executive management, human resources, information technology, facilities, tax, shared services, finance and legal services. Dover will continue to provide us certain of these services on a temporary basis following the Separation under a transition services agreement. Under the transition services agreement, Apergy pays a fee to Dover for services utilized under the transition services agreement, which fee is generally intended to allow Dover to recover all of its direct and indirect costs generally without profit. Except as provided otherwise in the transition services agreement, or with respect to specific services with other specified terms, the initial term of the transition services agreement will end on January 31, 2019, and the term may then be extended until May 9, 2019, or such other period set forth on the schedules thereto (subject to earlier termination under certain circumstances).

All financial information presented prior to the Separation does not include all the expenses that would have been incurred had Apergy been a stand-alone public company. The corporate expenses allocated by Dover to these financial statements were $1.6 million and $5.7 million for the three months ended June 30, 2018 and 2017, respectively, and $7.4 million and $11.9 million for the six months ended June 30, 2018 and 2017, respectively, which were recorded in “selling, general and administrative expense” in the condensed consolidated statements of income.

For periods prior to the Separation, transactions between Apergy and Dover, with the exception of transactions discussed below with Dover’s affiliates, are reflected in “net parent investment in Apergy” in the condensed combined balance sheet as of December 31, 2017, and in “net transfers to parent company” in the statements of cash flows for the six months ended June 30, 2018 and 2017, as a financing activity. Accounts receivable, accounts payable and revenues with Dover and its affiliates were not material for the periods presented. We recognized royalty expense of $2.6 million for the three months ended June 30, 2017, and $2.3 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively, related to the use of Dover’s intellectual property and patents which was included in “other expense, net” in the condensed consolidated statements of income. On April 1, 2018, patents and other intangibles owned by Dover related to our operations transferred to Apergy, and consequently, Apergy will no longer incur royalty charges related to these assets from Dover.

Noncontrolling Interest

For the six months ended June 30, 2018 and 2017, we declared and paid $2.7 million and $1.2 million, respectively, of distributions to the noncontrolling interest holder in Norris Production Solutions Middle East LLC, a subsidiary in the Sultanate of Oman. We have a commission arrangement with our noncontrolling interest for 5% of certain annual product sales.

NOTE 4 — EARNINGS PER SHARE

On May 9, 2018, 77,339,828 shares of our common stock were distributed to Dover stockholders in conjunction with the Separation. See Note 1 — Basis Of Presentation And Separation for additional information. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed the shares issued in conjunction with the Separation to be outstanding as of the beginning of each period prior to the Separation. In addition, we have assumed the potential dilutive securities outstanding as of May 8, 2018, were outstanding and fully dilutive in each of the periods prior to the Separation.

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income attributable to Apergy	$22,183	$18,754	$46,726	$32,023

Weighted-average number of shares outstanding	77,340	77,340	77,340	77,340
Dilutive effect of stock-based compensation	430	550	564	550
Total shares and dilutive securities	77,770	77,890	77,904	77,890

Basic earnings per share attributable to Apergy	$0.29	$0.24	$0.60	$0.41
Diluted earnings per share attributable to Apergy	$0.29	$0.24	$0.60	$0.41

NOTE 5 — INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Raw materials	$54,429	$45,408
Work in progress	10,816	10,879
Finished goods	173,839	167,416
	239,084	223,703
LIFO and valuation adjustments	(23,920)	(22,112)
Inventories, net	$215,164	$201,591

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Land	$13,610	$13,557
Buildings and improvements	99,110	99,233
Machinery, equipment and other	488,594	446,261
	601,314	559,051
Accumulated depreciation	(367,784)	(347,219)
Property, plant and equipment, net	$233,530	$211,832

During the six months ended June 30, 2018, we transferred $28.7 million of inventory to property, plant and equipment related to certain assets entering our lease program.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount, including changes therein, of goodwill by reporting segment was as follows:

(in thousands)	Production & Automation Technologies	Drilling Technologies	Total
December 31, 2017	$808,952	$101,136	$910,088
Purchase price adjustment *	(53)	—	(53)
Foreign currency translation	(3,304)	—	(3,304)
June 30, 2018	$805,595	$101,136	$906,731
_______________________
* Purchase price adjustment related to our 2017 acquisition of PCP Oil Tools S.A. and Ener Tools S.A.

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	June 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer intangibles	$570,029	$298,466	$271,563	$572,415	$276,655	$295,760
Trademarks	36,301	19,692	16,609	36,312	17,821	18,491
Patents	38,295	21,952	16,343	38,679	20,449	18,230
Unpatented technologies	9,700	9,700	—	9,700	9,700	—
Drawings and manuals	3,021	2,113	908	3,067	2,109	958
Other	5,304	4,019	1,285	5,382	3,911	1,471
	662,650	355,942	306,708	665,555	330,645	334,910
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
Total	$666,250	$355,942	$310,308	$669,155	$330,645	$338,510

NOTE 8 — DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Revolving credit facility	$—	$—
Term loan facility	415,000	—
6.375% Senior Notes due 2026	300,000	—
Capital leases	4,472	3,742
Total	719,472	3,742
Net unamortized discounts and issuance costs	(12,135)	—
Total long-term debt	707,337	3,742
Current portion of long-term debt	(4,150)	—
Long-term debt, less current portion	$703,187	$3,742

Senior Notes
On May 3, 2018, and in connection with the Separation, we completed the private placement of $300 million in aggregate principal amount of 6.375% senior notes due May 2026 (“Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2018. Net proceeds of $293.8 million from the offering were utilized to partially fund the $700 million cash payment to Dover at the Separation and to pay fees and expenses incurred in connection with the Separation.

The terms of the Senior Notes are governed by the indenture dated as of May 3, 2018, between Apergy and Wells Fargo Bank, National Association, as trustee, and are guaranteed, on a senior unsecured basis, by the subsidiary guarantors of our senior secured credit facilities as described below. At any time prior to May 1, 2021, we may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus a premium, as defined in the indenture, plus accrued and unpaid interest. Beginning on or after May 1, 2021, we may redeem the Senior Notes, in whole or in part, at certain tiered redemption prices as defined in the indenture, plus accrued and unpaid interest. The Senior Notes are our senior unsecured obligations. The Senior Notes rank equally in right of payment with our future and existing senior debt but are effectively subordinated to our future and existing debt to the extent of the assets securing such senior debt. The Senior Notes rank senior in right of payment to all of our future subordinated debt.

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

Senior Secured Credit Facilities

On May 9, 2018, Apergy entered into a new credit agreement (“credit agreement”) governing the terms of its new senior secured credit facilities, consisting of (i) a seven-year senior secured term loan B facility (“term loan facility”) and (ii) a five-year senior secured revolving credit facility (“revolving credit facility,” and together with the term loan facility, the “senior secured credit facilities”), with JPMorgan Chase Bank, N.A. as administrative agent. The net proceeds of the senior secured credit facilities were used (i) to pay fees and expenses in connection with the Separation, (ii) partially fund the cash payment to Dover and (iii) provide for working capital and other general corporate purposes. The senior secured credit facilities are jointly and severally guaranteed by Apergy and certain of Apergy’s wholly owned U.S. subsidiaries (“guarantors”), on a senior secured basis, and are secured by substantially all tangible and intangible assets of Apergy and the guarantors, except for certain excluded assets.

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

Term Loan Facility. The term loan facility had an initial commitment of $415 million. The full amount of the term loan facility was funded on May 9, 2018. Amounts borrowed under the term loan facility that are repaid or prepaid may not be re-borrowed. The term loan facility matures in May 2025. Net proceeds of $408.8 million from the term loan facility were utilized to partially fund the cash payment to Dover at the Separation and to pay fees and expenses incurred in connection with the Separation.

The term loan is subject to mandatory amortization payments of 1.0% per annum of the initial commitment of $415 million paid quarterly. Additionally, subject to certain exceptions, the term loan facility is subject to mandatory prepayments, including the amount equal to: 100% of the net cash proceeds of all non-ordinary course asset sales subject to (i) reinvestment periods and (ii) step-downs to 75% and 50% based on certain leverage targets; and 50% of excess cash flow, as defined in the credit agreement, with step-downs to 25% and 0% based on certain leverage targets. Apergy may voluntarily prepay amounts outstanding under the term loan facility in whole or in part at any time without premium or penalty (other than during the six months following May 9, 2018, on the amount of loans prepaid or repaid in connection with a repricing transaction), as defined in the credit agreement.

Revolving Credit Facility. The revolving credit facility consists of a five-year senior secured facility with aggregate commitments in an amount equal to $250 million, of which up to $50 million is available for the issuance of letters of credit. Amounts repaid under the revolving credit facility may be re-borrowed. The revolving credit facility matures in May 2023.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2017	$(21,935)	$(4,480)	$(26,415)
Reclassification adjustment for cumulative effect of change in accounting principle	—	(1,315)	(1,315)
Net transfer from Dover Corporation	—	(1,450)	(1,450)
Other comprehensive income (loss) before reclassifications, net of tax	(8,565)	170	(8,395)
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	95	95
Other comprehensive income (loss), net of tax	(8,565)	265	(8,300)
June 30, 2018	$(30,500)	$(6,980)	$(37,480)

Reclassification adjustments from accumulated other comprehensive loss to net income related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended		Six Months Ended		Affected line items on the condensed consolidated statements of income
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Amortization of actuarial loss	$62	$100	$127	$199	(1)
Tax benefit	(15)	(42)	(31)	(67)	Provision for income taxes
	$47	$58	$96	$132	Net income
_______________________
(1) This accumulated comprehensive loss component is included in the computation of net periodic pension cost (See Note 16 — Employee Benefit Plans for additional information) and is recognized in both cost of goods and services and selling, general and administrative expense, depending on the functional area of the underlying employee.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

In connection with the Separation, we entered into agreements with Dover that govern the treatment between Dover and us of certain indemnification matters and litigation responsibility. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and to place financial responsibility for the obligations and liabilities of Dover’s business with Dover. The separation and distribution agreement also establishes procedures for handling claims subject to indemnification and related matters. In addition, pursuant to the tax matters agreement, we have agreed to indemnify Dover and its affiliates against any and all tax-related liabilities incurred by them relating to the Separation and/or certain related transactions to the extent caused by an acquisition of Apergy stock or assets or by any other action or failure to act undertaken by Apergy or its affiliates.

As of June 30, 2018 and December 31, 2017, we had $8.5 million and $8.1 million, respectively, of outstanding letters of credit, surety bonds and guarantees which expire at various dates through 2020. These financial instruments are primarily maintained as security for insurance, warranty and other performance obligations. Generally, we would only be liable for the amount of these letters of credit in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation

We are also a party to a number of other legal proceedings incidental to our businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of our products, patent infringement, employment matters, and commercial disputes. Management and legal counsel review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. We have reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and as of June 30, 2018 and December 31, 2017, these liabilities were not material. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 11 — REVENUE

Our revenue is substantially generated from product sales. For the six months ended June 30, 2018, approximately 89% of our revenue was generated from product sales. Our remaining revenue was derived from services, leases and other, which represented approximately 7%, 3%, and 1%, respectively, of total revenue for the six months ended June 30, 2018. Product revenue is derived from the sale of drilling and production equipment. Service revenue is earned as technical advisory assistance and field services related to our products are provided. Lease revenue is derived from month-to-month rental income of leased production equipment.

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

Disaggregation of Revenue
Revenue disaggregated by end market in each of our reporting segments was as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2018
Drilling Technologies	$65,242	$134,473
Production & Automation Technologies:
Artificial lift	189,220	356,561
Digital	29,870	54,233
Other production equipment	21,846	46,542
Intra-segment eliminations	(250)	(1,959)
	240,686	455,377
Total revenue	$305,928	$589,850

Revenue disaggregated by geography was as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2018
United States	$239,387	$460,626
Canada	15,296	37,880
Middle East	16,108	26,446
Europe	11,158	20,180
Latin America	9,047	16,733
Asia-Pacific	4,115	10,185
Other	10,817	17,800
Total revenue	$305,928	$589,850

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

Remaining performance obligations
As of June 30, 2018, we did not have any contracts with an original length of greater than a year, from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	June 30, 2018	January 1, 2018
Contract assets	3,103	4,733
Contract liabilities - current	6,686	4,487

Contract assets primarily relate to our right to consideration for work completed but not billed at the reporting date and are recorded in “prepaid expenses and other current assets” on our condensed consolidated balance sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to our obligation to transfer goods or services to a customer for which we have received advance consideration (or an amount of consideration is due) from the customer. Current contract liabilities are recorded in other “accrued expenses and other current liabilities” on our condensed consolidated balance sheets.

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

NOTE 12 — RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges as classified in our condensed consolidated statements of income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Cost of goods and services	$1,587	$6	$1,590	$(1)
Selling, general and administrative expense	443	1	922	14
Total	$2,030	$7	$2,512	$13

Restructuring and other related charges of $2.0 million and $2.5 million were incurred during the three and six months ended June 30, 2018, respectively, within our Production & Automation Technologies segment. These charges reflect costs associated with exiting certain product lines and include severance and related benefit costs, early lease termination and other related charges. Our restructuring programs were designed to better align our costs and operations with current market conditions and include measures such as targeted facility consolidations, headcount reductions and other actions to further optimize our operations. We expect the initiatives currently underway to be substantially completed over the next year.

Our liability balances for restructuring and other exit activities were $2.2 million and $2.6 million as of June 30, 2018 and December 31, 2017, respectively, and primarily include ongoing lease commitment obligations for facilities closed in prior periods and employee severance and related benefits.

NOTE 13 — INCOME TAXES

Prior to the Separation, our operations were historically included in Dover’s U.S. combined federal and state income tax returns. For the periods prior to the Separation, income tax expense and deferred tax balances are presented in these condensed consolidated financial statements as if Apergy filed its own tax returns in each jurisdiction and include tax losses and tax credits that may not reflect tax positions taken by Dover. In many cases, tax losses and tax credits generated by Apergy through the date of the Separation were utilized by Dover. Income tax payable balances as of December 31, 2017, were classified within “net parent investment in Apergy” on the condensed combined balance sheet since Dover is legally liable for the tax.

Our income tax provision reflected effective tax rates of 29.8% and 30.9% for the three months ended June 30, 2018 and 2017, respectively, and 26.2% and 31.1% for the six months ended June 30, 2018 and 2017, respectively. The year-over-year decrease in the effective tax rates were primarily due to the Tax Reform Act, which was enacted on December 22, 2017, and which permanently reduced the U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018, partially offset by tax on capital gains related to certain reorganizations of our subsidiaries as a result of the Separation.

We recognized provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities in our combined financial statements for the year ended December 31, 2017. The provisions in the Tax Reform Act are broad and complex. We have not yet completed our accounting for the income tax effects of the Tax Reform Act as of June 30, 2018, but have made reasonable estimates of those effects on our existing deferred income tax balances and the one-time deemed repatriation tax. The final financial statement impact of the Tax Reform Act may differ from our estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates we have utilized to calculate the provisional impacts. The SEC has issued rules which allow for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related income tax impacts. We expect to finalize our analysis related to the Tax Reform Act by the end of the measurement period.

NOTE 14 — FAIR VALUE MEASUREMENTS

We had no outstanding derivative contracts as of June 30, 2018 and December 31, 2017. Other assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, were not significant; thus, no fair value disclosures are presented.

The fair value, based on Level 1 quoted market rates, of our Senior Notes was approximately $304.9 million at June 30, 2018, as compared to the $300 million face value of the debt. The fair value, based on Level 2 quoted market rates, of our term loan facility was approximately $417.1 million at June 30, 2018, as compared to the $415 million face value of the debt.

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

NOTE 15 — EQUITY AND CASH INCENTIVE PROGRAM

Prior to the Separation, Dover granted share-based awards to its officers and other key employees, including certain Apergy individuals. All awards granted under the program consisted of Dover common shares and are not necessarily indicative of the results that Apergy would have experienced as a stand-alone public company for the periods presented prior to the Separation. Effective with the Separation, outstanding Dover share-based awards were converted to Apergy share-based awards, with the exception of outstanding Dover performance share awards that relate to performance periods ending after the Separation. Such performance share awards were cancelled effective with the Separation.

In connection with the Separation, the Board of Directors of Apergy adopted the Apergy Corporation 2018 Equity and Cash Incentive Plan (“2018 Plan”). The 2018 Plan was also approved by Dover in its capacity as the sole stockholder of Apergy at the time of adoption. A total of 6.5 million shares of common stock are reserved for issuance under the 2018 Plan, subject to customary adjustments arising from stock splits and other similar changes.

The 2018 Plan authorized the grant of stock options, stock-settled stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, performance share awards, cash performance awards, directors’ shares and deferred stock units. The Apergy Compensation Committee determines the exercise price for options and the base price of SARs, which may not be less than the fair market value of Apergy common stock on the date of grant. Generally, stock options or SARs vest after three years of service and expire at the end of ten years. Performance share awards vest if Apergy achieves certain pre-established performance targets based on specified performance criteria over a performance period of not less than three years.

In May 2018 and in connection with the Separation, 352 thousand restricted stock awards and 87 thousand performance shares were granted to employees.

Stock-based compensation expense is reported within “selling, general and administrative expense” in the condensed consolidated statements of income. Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense	$851	$531	$1,361	$1,132
Tax benefit	(183)	(184)	(296)	(392)
Stock-based compensation expense, net of tax	$668	$347	$1,065	$740

NOTE 16 — EMPLOYEE BENEFIT PLANS

Prior to the Separation, certain of our employees participated in defined benefit and non-qualified plans sponsored by Dover, which included participants of other Dover subsidiaries. Through the Separation date, we accounted for such plans as multi-employer benefit plans. A proportionate share of the cost associated with these plans is reflected in the condensed combined statements of income prior to the Separation.

Dover provided a defined benefit pension plan for its eligible U.S. employees and retirees (“U.S. Pension Plan”). As such, the portion of Apergy’s liability associated with the U.S. Pension Plan is not reflected in the condensed consolidated balance sheet as of December 31, 2017, and was not recorded at the Separation as this obligation will be maintained and serviced by Dover. Shortly before the Separation, Apergy participants in the U.S. Pension Plan (other than Norris USW participants) fully vested in their benefits, and all participants ceased accruing benefits. In addition, Apergy did not assume any funding requirements or obligations related to the U.S. Pension Plan upon the Separation. Norris USW participants were moved to a new pension plan and continued to accrue benefits.

Dover also provided a defined benefit pension plan for its eligible salaried non-U.S. employees and retirees in Canada (“Canada Salaried Pension Plan”). As such, the portion of Apergy’s liability associated with this non-U.S. plan is not reflected in our condensed combined balance sheet as of December 31, 2017, as this obligation was maintained and serviced by Dover. The Canada Salaried Pension Plan, including all assets and liabilities, was transferred to Apergy at the Separation. Shortly before the Separation, all non-Apergy participants in this plan ceased accruing benefits or were not permitted to make contributions, as applicable. The non-Apergy participants may elect a lump sum cash payment post Separation that will be the responsibility of Apergy and will be funded out of the plan assets.

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

At the Separation, we recognized $6.6 million of liabilities and $1.5 million of accumulated other comprehensive loss, net of tax, related to plans previously accounted for as multi-employer plans prior to the Separation.

Net Periodic Benefit Cost

Total net periodic benefit cost was $1.0 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $1.8 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively. Prior to the Separation, our net periodic benefit costs included total net periodic benefit costs associated with plans accounted for as single-employer plans and an allocation from Dover Corporation for plans accounted for as multi-employer plans. After the Separation, total net periodic benefit costs include all costs associated with plans that we sponsor, including plans that transferred to Apergy as discussed above.

Defined Contribution Retirement Plans

We also offer defined contribution retirement plans which cover the majority of our U.S. employees and employees in certain other countries. Expense relating to our defined contribution plans was $2.3 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively and $4.7 million and $4.1 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 17 — SEGMENT INFORMATION

We report our results of operations in the following reporting segments: Production & Automation Technologies and Drilling Technologies. Segment revenue and segment earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Segment revenue:
Production & Automation Technologies	$240,686	$198,175	$455,377	$378,975
Drilling Technologies	65,242	57,986	134,473	107,464
Total revenue	$305,928	$256,161	$589,850	$486,439

Income before income taxes:
Segment operating profit:
Production & Automation Technologies	$23,349	$9,967	$33,700	$17,844
Drilling Technologies	21,340	19,927	45,529	34,647
Total segment operating profit	44,689	29,894	79,229	52,491
Corporate expense and other (1)	13,204	2,335	15,839	5,140
Income before income taxes	$31,485	$27,559	$63,390	$47,351
_______________________

(1)
Corporate expense includes costs not directly attributable or allocated to our reporting segments such as corporate executive management and other administrative functions, costs related to our Separation from Dover Corporation, interest associated with debt and the results attributable to our noncontrolling interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is our analysis of our financial performance, financial condition, and significant trends that may affect our future performance. It should be read in conjunction with the consolidated financial statements, and notes thereto, included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to Apergy’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words “believe,” “anticipate,” “expect,” “may,” “intend,” “foresee,” “guidance,” “estimate,” “potential,” “outlook,” “plan,” “should,” “will,” “would,” “could,” “target,” “forecast” and similar expressions, including the negative thereof. We do not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading: “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.”

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

Basis of Presentation

See Note 1 — Basis of Presentation and Separation for information on the basis of presentation of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Market Conditions and Outlook

Oil supply markets tightened in the back half of 2017 and throughout the first half of 2018, driving second quarter 2018 average WTI crude prices higher. Average WTI crude prices increased 8% in the second quarter of 2018 from the first quarter of 2018, as a result of capped outputs from OPEC and other producers, increased global oil demand and declining inventories. Although certain OPEC and non-OPEC producers announced plans to increase production beginning in the third quarter of 2018, the crude oil price outlook remained relatively stable driven by expectations that these announced production increases would not offset falling production levels in Venezuela and certain other countries. U.S. rig counts increased sequentially in the second quarter of 2018; however, worldwide rig count fell during the same period primarily due to lower seasonal rig counts in Canada. We expect continued growth in rig count, as well as footage drilled, throughout the remainder of 2018 as the demand for oil and gas continues to grow and commodity prices remain constructive.

Recently announced tariffs by the U.S. government, and retaliatory tariffs and other trade restrictions by others, introduce some uncertainty to our business since some of our products are impacted by the tariffs. We expect these products to experience higher input costs; however, we expect to mitigate the impacts of higher costs through various measures, including expanded productivity improvement initiatives. In addition, we remain ready to respond to any changes in our customer plans based on the recent takeaway capacity issues in the Permian basin. We have not experienced any material impacts to our business, and we believe U.S. producers will redirect their capital to other basins which we currently serve.

We expect the market throughout the remainder of 2018 will remain strong and support oil and gas prices which will remain favorable to our business outlook. Additionally, we expect stable to increasing U.S. rig count and continued exploration and production spending to help us achieve our 2018 revenue and earnings targets. Although risk remains that oil prices and activity levels could deteriorate from current levels, we believe the long-term outlook for our businesses is favorable. Increasing global demand for oil and gas, in combination with ongoing depletion of existing reservoirs, are expected to drive continued investment in the drilling and completion of new wells. In addition, productivity and efficiency are becoming increasingly important in the oil and gas industry as operators focus on improving per-well economics.

Average oil and gas prices, rig counts and well completions are summarized below:

	2017					2018
	Q1	Q2	Q3	Q4	FY	Q1	Q2
Average Price WTI Crude (per bbl) (a)	$51.62	$48.10	$48.18	$55.27	$50.80	$62.91	$68.07
Average Price Brent Crude (per bbl) (a)	53.59	49.55	52.10	61.40	54.12	66.86	74.53
Average Price Henry Hub Natural Gas (per mmBtu) (a)	3.01	3.08	2.95	2.90	2.99	3.08	2.80

U.S. Rig Count (b)	742	895	946	921	876	966	1,039
Canada Rig Count (b)	295	117	208	204	206	269	108
International Rig Count (b)	939	958	947	949	948	970	968
Worldwide Rig Count	1,976	1,970	2,101	2,074	2,030	2,205	2,115

U.S. Well Completions (a)	783	949	1,028	1,023	946	1,119	1,266
_______________________
(a) Source: U.S. Energy Information Administration (EIA), as of July 5, 2018.
(b) Source: Baker Hughes Rig Count, as of July 6, 2018.

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$305,928	$256,161	49,767	19.4
Cost of goods and services	202,210	171,531	30,679	17.9
Gross profit	103,718	84,630	19,088	22.6
Selling, general and administrative expense	65,807	54,892	10,915	19.9
Interest expense, net	6,062	70	5,992	*
Other expense, net	364	2,109	(1,745)	*
Income before income taxes	31,485	27,559	3,926	14.2
Provision for income taxes	9,381	8,526	855	10.0
Net income	22,104	19,033	3,071	16.1
Net income (loss) attributable to noncontrolling interest	(79)	279	(358)	*
Net income attributable to Apergy	$22,183	$18,754	3,429	18.3

Gross profit margin	33.9%	33.0%		0.9 pts.
Selling, general and administrative expense, percent of revenue	21.5%	21.4%		0.1 pts.
Effective tax rate	29.8%	30.9%		(1.1) pts.
_______________________

*	Not meaningful

Revenue. Revenue for the second quarter of 2018 increased $49.8 million, or 19.4%, year-over-year driven by broad-based volume growth in our Production & Automation Technologies’ artificial lift and digital offerings due to improving oil and gas markets, particularly U.S. rig count and well completion activity. In addition, revenue increased in our Drilling Technologies segment year-over-year due to increased volumes driven by increased U.S. rig counts.

Gross profit. Gross profit for the second quarter of 2018 increased $19.1 million, or 22.6%, year-over-year, reflecting benefits of increased sales volumes in both our Production & Automation Technologies and Drilling Technologies segments, combined with cost containment efforts and productivity initiatives.

Selling, general and administrative expense. Selling, general and administrative expense in the second quarter of 2018 increased $10.9 million, or 19.9%, year-over-year, primarily due to increased headcount in support of our growth initiatives and $5.1 million in professional fees and other related charges associated with the Separation.

Interest expense, net. Interest expense, net in the second quarter of 2018 increased $6.0 million year-over-year due to issuances of our term loan facility and senior notes during the second quarter of 2018.

Provision for income taxes. The effective tax rates for the second quarter of 2018 and 2017 were 29.8% and 30.9%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the Tax Reform Act, which was enacted on December 22, 2017, and which permanently reduced the U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018, partially offset by tax on capital gains related to certain reorganizations of our subsidiaries as a result of the Separation.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$589,850	$486,439	103,411	21.3
Cost of goods and services	391,871	326,449	65,422	20.0
Gross profit	197,979	159,990	37,989	23.7
Selling, general and administrative expense	125,546	107,531	18,015	16.8
Interest expense, net	6,229	120	6,109	*
Other expense, net	2,814	4,988	(2,174)	*
Income before income taxes	63,390	47,351	16,039	33.9
Provision for income taxes	16,601	14,732	1,869	12.7
Net income	46,789	32,619	14,170	43.4
Net income attributable to noncontrolling interest	63	596	(533)	*
Net income attributable to Apergy	$46,726	$32,023	14,703	45.9

Gross profit margin	33.6%	32.9%		0.7 pts.
Selling, general and administrative expense, percent of revenue	21.3%	22.1%		(0.8) pts.
Effective tax rate	26.2%	31.1%		(4.9) pts.
_______________________

*	Not meaningful

Revenue. Revenue for the first half of 2018 increased $103.4 million, or 21.3%, year-over-year driven by broad-based volume growth in our Production & Automation Technologies’ artificial lift and digital offerings due to improving oil and gas markets, particularly U.S. rig count and well completion activity. In addition, revenue increased in our Drilling Technologies segment year-over-year due to increased volumes driven by increased U.S. rig counts and market share gains.

Gross profit. Gross profit for the first half of 2018 increased $38.0 million, or 23.7%, year-over year, reflecting benefits of increased sales volumes in both our Production & Automation Technologies and Drilling Technologies segments, combined with productivity initiatives.

Selling, general and administrative expense. Selling, general and administrative expense for the first half of 2018 increased $18.0 million, or 16.8%, year-over-year, primarily due to increased headcount in support of our growth initiatives and $5.1 million in professional fees and other related charges associated with the Separation.

Interest expense, net. Interest expense, net in the first half of 2018 increased $6.1 million year-over-year due to issuances of our term loan facility and senior notes during the second quarter of 2018.

Provision for income taxes. The effective tax rates for the first half of 2018 and 2017 were 26.2% and 31.1%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the Tax Reform Act, which was enacted on December 22, 2017, and which permanently reduced the U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018, partially offset by tax on capital gains related to certain reorganizations of our subsidiaries as a result of the Separation.

SEGMENT RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Production & Automation Technologies

	Three Months Ended June 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$240,686	$198,175	42,511	21.5
Operating profit	23,349	9,967	13,382	134.3
Operating profit margin	9.7%	5.0%		4.7 pts.

Depreciation and amortization	$23,349	$24,194	(845)	(3.5)
Royalty expense	—	2,591	(2,591)	*
Restructuring and other related charges	2,030	7	2,023	*

Other measures:
Bookings	$249,461	$189,644	59,817	31.5
Book-to-bill ratio	1.04	0.96
_______________________

*	Not meaningful

Revenue. Production & Automation Technologies revenue increased $42.5 million, or 21.5%, year-over-year, driven by broad-based volume growth in our artificial lift and digital offerings due to improving oil and gas markets, particularly U.S. rig count and well completion activity, and increased international activity.

Operating profit. Production & Automation Technologies operating profit increased $13.4 million year-over-year. The increase was primarily driven by growth in sales volume due to improving oil and gas markets, particularly U.S. rig count and well completion activity. In addition, the increase in operating profit was due to productivity savings, partially offset by higher material costs, particularly aluminum and steel. Operating profit during the second quarter of 2018 benefitted from the absence of the royalty charge from Dover; however, this benefit was largely offset by restructuring charges incurred during the second quarter of 2018.

Bookings and Book-to-bill. Bookings for the second quarter of 2018 increased $59.8 million, or 31.5%, year-over-year, reflecting ongoing market improvement. Our book-to-bill ratio was 1.04 in the second quarter of 2018, reflecting strong customer demand.

	Six Months Ended June 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$455,377	$378,975	76,402	20.2
Operating profit	33,700	17,844	15,856	88.9
Operating profit margin	7.4%	4.7%		2.7 pts.

Depreciation and amortization	$55,701	$47,785	7,916	16.6
Royalty expense	2,277	4,933	(2,656)	(53.8)
Restructuring and other related charges	2,512	13	2,499	*

Other measures:
Bookings	$466,395	$386,681	79,714	20.6
Book-to-bill ratio	1.02	1.02
_______________________

*	Not meaningful

Revenue. Production & Automation Technologies revenue for the first half of 2018 increased $76.4 million, or 20.2%, year-over-year, driven by broad-based volume growth in our artificial lift and digital offerings due to improving oil and gas markets, particularly U.S. rig count and well completion activity.

Operating profit. Production & Automation Technologies operating profit increased $15.9 million year-over-year. The increase was primarily driven by growth in sales volume due to improving oil and gas markets, particularly U.S. rig count and well completion activity. In addition, the increase in operating profit was due to productivity savings, partially offset by higher material costs, particularly aluminum and steel. Operating profit during the first half of 2018 benefitted from lower royalty charges from Dover which ended on April 1, 2018; however, this benefit was largely offset by restructuring charges incurred during the first half of 2018.

Bookings and Book-to-bill. Bookings for the first half of 2018 increased $79.7 million, or 20.6%, year-over-year, reflecting ongoing market improvement. Our book-to-bill ratio was 1.02 in the first half of 2018, reflecting strong customer demand.

Drilling Technologies

	Three Months Ended June 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$65,242	$57,986	7,256	12.5
Operating profit	21,340	19,927	1,413	7.1
Operating profit margin	32.7%	34.4%		(1.7) pts.

Depreciation and amortization	$2,795	$2,988	(193)	(6.5)
Restructuring and other related charges	—	—	—

Other measures:
Bookings	$70,450	$60,834	9,616	15.8
Book-to-bill ratio	1.08	1.05
Revenue. Drilling Technologies revenue increased $7.3 million, or 12.5%, year-over-year due to increased volumes driven by increased worldwide rig counts and footage drilled.

Operating profit. Drilling Technologies operating profit increased $1.4 million year-over-year due to increased volumes. Drilling Technologies operating profit margin decreased 170 basis points year-over-year due to increased spending to support diamond bearings growth.

Bookings and Book-to-bill. Bookings for the second quarter of 2018 increased $9.6 million, or 15.8%, year-over-year, reflecting improved market conditions. Our book-to-bill ratio was 1.08 in the second quarter of 2018, reflecting strong customer demand.

	Six Months Ended June 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$134,473	$107,464	27,009	25.1
Operating profit	45,529	34,647	10,882	31.4
Operating profit margin	33.9%	32.2%		1.7 pts.

Depreciation and amortization	$5,662	$5,947	(285)	(4.8)
Restructuring and other related charges	—	—	—

Other measures:
Bookings	$139,634	$114,644	24,990	21.8
Book-to-bill ratio	1.04	1.07

Revenue. Drilling Technologies revenue increased $27.0 million, or 25.1%, year-over-year due to increased volumes driven by increased worldwide rig counts and footage drilled and market share gains.

Operating profit. Drilling Technologies operating profit increased $10.9 million year-over-year due to higher volumes driven by increased U.S. rig counts and overall productivity gains.

Bookings and Book-to-bill. Bookings for the first half of 2018 increased $25.0 million, or 21.8%, year-over-year, reflecting improved market conditions. Our book-to-bill ratio was 1.04 in the first half of 2018, reflecting strong customer demand.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2017, all of our cash balances were held outside the United States. Our U.S. cash was historically pooled to Dover through intercompany advances and is not reflected on our condensed combined balance sheet as of December 31, 2017. As of June 30, 2018, approximately 40% of our cash balances were held outside the United States primarily for working capital and support needs. All of our cash held outside the United States could be repatriated; however, we have not provided for foreign withholding taxes on our undistributed foreign earnings from jurisdictions which impose such taxes since we have determined that such earnings are indefinitely reinvested in those jurisdictions.

We have historically generated and expect to continue to generate positive cash flow from operations. We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations and our revolving credit facility. See “Capital Resources and Liquidity—Outlook” for information related to our revolving credit facility.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash provided by operating activities	$58,900	$25,612
Cash required by investing activities	(31,086)	(13,644)
Cash required by financing activities	(20,734)	(16,302)
Effect of exchange rate changes on cash and cash equivalents	41	1,037
Net increase (decrease) in cash and cash equivalents	$7,121	$(3,297)

Operating Activities

We generated cash from operating activities for the six months ended June 30, 2018 and 2017, of $58.9 million and $25.6 million, respectively. The increase in cash provided by operating activities was primarily driven by higher cash income generated from operations. Both our Production & Automation Technologies and Drilling Technologies segments reported increased earnings year-over-year.

Investing Activities

For the six months ended June 30, 2018 and 2017, we used cash from investing activities of $31.1 million and $13.6 million, respectively. The increase in cash used by investing activities was primarily due to investments to support increased sales and investments in assets available to customers on a rental basis.

Financing Activities

Cash used in financing activities of $20.7 million for the six months ended June 30, 2018, was the result of net transfers to Dover of $716.1 million, primarily comprised of our $700 million payment to Dover related to the Separation, and $2.7 million of distributions to our noncontrolling interest holder. These payments were partially offset by issuances of long-term debt, net of debt issuance costs, of $698.1 million. Cash used in financing activities for the six months ended June 30, 2017, resulted from net transfers to Dover related to transactions with Dover.

Debt and Liquidity

Senior Notes
On May 3, 2018, and in connection with the Separation, we completed the private placement of $300 million in aggregate principal amount of 6.375% senior notes due May 2026 (“Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year commencing on November 1, 2018. Net proceeds of $293.8 million from the offering were utilized to partially fund the cash payment to Dover and to pay fees and expenses incurred in connection with the Separation.

Senior Secured Credit Facilities

On May 9, 2018, Apergy entered into a new credit agreement (“credit agreement”) governing the terms of its new senior secured credit facilities, consisting of (i) a seven-year senior secured term loan B facility (“term loan facility”) and (ii) a five-year senior secured revolving credit facility (“revolving credit facility,” and together with the term loan facility, the “senior secured credit facilities”), with JPMorgan Chase Bank, N.A. as administrative agent. The net proceeds of the senior secured credit facilities were used (i) to pay fees and expenses in connection with the Separation, (ii) partially fund the cash payment to Dover and (iii) provide for working capital and other general corporate purposes.

Term Loan Facility. The term loan facility had an initial commitment of $415 million. The full amount of the term loan facility was funded on May 9, 2018. Amounts borrowed under the term loan facility that are repaid or prepaid may not be re-borrowed. The term loan facility matures in May 2025. Net proceeds of $408.8 million from the term loan facility were utilized to partially fund the cash payment to Dover at the Separation and to pay fees and expenses incurred in connection with the Separation.

Revolving Credit Facility. The revolving credit facility consists of a five-year senior secured facility with aggregate commitments in an amount equal to $250 million, of which up to $50 million is available for the issuance of letters of credit. Amounts repaid under the revolving credit facility may be re-borrowed. The revolving credit facility matures in May 2023.

A summary of our revolving credit facility at June 30, 2018 was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$250.0	$—	$8.5	$241.5	May 2023

As of June 30, 2018, we were in compliance with all restrictive covenants under our revolving credit facility.

See Note 8 — Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Outlook

As a result of the Separation, we no longer participate in cash management and funding arrangements with Dover. Prior to the Separation, we utilized these arrangements to fund daily operating activities and significant business expenditures, such as manufacturing capacity expansion and acquisitions.

We expect to generate our liquidity and capital resources through operations and, when needed, through our revolving credit facility. We have $241.5 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short- and long-term needs with a combination of cash on hand, cash generated from operations, our use of our revolving credit facility and access to capital markets. We continue to focus on improving our customer collection efforts and overall working capital turnover to improve our cash flow position.

We project spending approximately three percent of revenue for infrastructure related capital expenditures and an additional $25 million to $30 million for capital investments directed at expanding our portfolio of electrical submersible pump leased assets.

OFF-BALANCE SHEET ARRANGEMENTS

Information related to guarantees is incorporated herein by reference from Note 10 — Commitments And Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Information Statement included in Amendment No. 1 to the Form 10 filed with the SEC on April 12, 2018. During the three months ended June 30, 2018, there were no changes to our identified critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 — New Accounting Standards to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in the Information Statement included in Amendment No. 1 to the Form 10 filed with the SEC on April 12, 2018. There have been no material changes in our exposures to market risk since December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2018.

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various pending or potential legal actions or disputes in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

New tariffs and other trade measures could adversely affect our consolidated results of operations, financial position and cash flows.

Recently, the U.S. government imposed tariffs on steel and aluminum and a broad range of other products imported into the United States. In response to the tariffs imposed by the U.S. government, the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the United States or retaliatory trade measures or tariffs implemented by other countries, could result in higher manufacturing costs and increased prices for our products, and we may not be able to pass price increases on to our customers. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Quarterly Report on Form 10-Q for the period ended June 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APERGY CORPORATION
(Registrant)

/s/ JAY A. NUTT
Jay A. Nutt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and a Duly Authorized Officer)

Date:	August 6, 2018

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
2.1	Separation and Distribution Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation.	8-K	2.1	May 11, 2018
3.1	Amended and Restated Certificate of Incorporation of Apergy Corporation.	8-K	3.1	May 11, 2018
3.2	Amended and Restated By-Laws of Apergy Corporation.	8-K	3.2	May 11, 2018
4.1	Indenture, dated as of May 3, 2018, between Apergy Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	May 7, 2018
4.2	Form of 6.375% Senior Notes due 2026 (included as Exhibit 1 to the Indenture filed as Exhibit 4.1).	8-K	4.2	May 7, 2018
4.3	Registration Rights Agreement, dated May 3, 2018, by and between Apergy Corporation and J.P. Morgan Securities LLC, for itself and on behalf of the several initial purchasers.	8-K	4.3	May 7, 2018
4.4	Supplemental Indenture, dated as of May 9, 2018, between the Guarantors and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	May 11, 2018
10.1	Purchase Agreement, dated April 19, 2018, by and among Apergy Corporation and J.P. Morgan Securities LLC, for itself and on behalf of the several initial purchasers named therein.	8-K	10.1	April 25, 2018
10.2	Escrow Agreement, dated May 3, 2018, by and among Wells Fargo Bank, National Association, Apergy Corporation and JPMorgan Chase Bank, N.A.	8-K	10.1	May 7, 2018
10.3	Employee Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation.	8-K	10.1	May 11, 2018
10.4	Tax Matters Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation.	8-K	10.2	May 11, 2018
10.5	Transition Services Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation.	8-K	10.3	May 11, 2018
10.6	Credit Agreement, dated May 9, 2018, among Apergy Corporation, as borrower, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.4	May 11, 2018
10.7+	Apergy Corporation 2018 Equity and Cash Incentive Plan.	8-K	10.5	May 11, 2018
10.8+	Apergy Corporation Executive Officer Annual Incentive Plan.	8-K	10.6	May 11, 2018
10.9+	Apergy USA, Inc. Executive Deferred Compensation Plan.	8-K	10.7	May 11, 2018
10.10+	Apergy Corporation Executive Severance Plan.	8-K	10.8	May 11, 2018
10.11+	Apergy Corporation Senior Executive Change-in-Control Severance Plan.	8-K	10.9	May 11, 2018
10.12+	Form of award grant letter for restricted stock unit awards made under the Apergy Corporation 2018 Equity and Cash Incentive Plan.	8-K	10.10	May 11, 2018
10.13+	Form of award grant letter for performance share awards made under the Apergy Corporation 2018 Equity and Cash Incentive Plan.	8-K	10.11	May 11, 2018
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
99.1	Information Statement of Apergy Corporation, dated April 11, 2018.	10	99.1	April 12, 2018
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith
+ Denotes compensatory plan