Form 10-Q
period 2018-09-30
Apergy Corp
filed 2018-11-02
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 77,340,830 shares of common stock, $0.01 par value, outstanding as of October 30, 2018.

APERGY CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “anticipate,” “expect,” “may,” “intend,” “foresee,” “guidance,” “estimate,” “potential,” “outlook,” “plan,” “should,” “will,” “would,” “could,” “target,” “forecast” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking statements. Forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve risks, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements include those set forth in this Quarterly Report on Form 10-Q and in “Risk Factors” in the Information Statement included in Amendment No. 1 to our registration statement on Form 10 filed with the Securities and Exchange Commission on April 12, 2018, which are summarized as follows:

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Product revenue	$283,103	$235,848	$808,311	$679,837
Service revenue	20,471	16,149	62,014	46,163
Lease and other revenue	12,894	6,657	35,993	19,093
Total revenue	316,468	258,654	906,318	745,093
Cost of goods and services	202,734	173,880	594,605	500,329
Gross profit	113,734	84,774	311,713	244,764
Selling, general and administrative expense	69,022	54,828	194,568	162,359
Interest expense, net	10,584	79	16,813	199
Other expense, net	910	2,941	3,724	7,929
Income before income taxes	33,218	26,926	96,608	74,277
Provision for income taxes	7,723	8,241	24,324	22,973
Net income	25,495	18,685	72,284	51,304
Net income attributable to noncontrolling interest	232	264	295	860
Net income attributable to Apergy	$25,263	$18,421	$71,989	$50,444
Earnings per share attributable to Apergy: *
Basic	$0.33	$0.24	$0.93	$0.65
Diluted	$0.33	$0.24	$0.93	$0.65
Weighted-average shares outstanding: *
Basic	77,340	77,340	77,340	77,340
Diluted	77,569	77,890	77,742	77,890
_______________________
* See Note 4 — Earnings Per Share.

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$25,495	$18,685	$72,284	$51,304
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(515)	5,303	(9,080)	6,895
Pension and other post-retirement benefit plans:
Net actuarial gain arising during period	—	—	170	—
Reclassification adjustment of net actuarial loss included in net income	86	67	181	199
Reclassification adjustment for settlement losses included in net income	353	—	353	—
Total pension and other post-retirement benefit plans (2)	439	67	704	199
Other comprehensive income (loss)	(76)	5,370	(8,376)	7,094
Comprehensive income	25,419	24,055	63,908	58,398
Comprehensive income attributable to noncontrolling interest	232	264	295	860
Comprehensive income attributable to Apergy	$25,187	$23,791	$63,613	$57,538
_______________________
(1) Net of income tax (expense) benefit of nil for the three and nine months ended September 30, 2018 and 2017.
(2) Net of income tax (expense) benefit of $161 and $35 for the three months ended September 30, 2018 and 2017, respectively, and $123 and $102 for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$18,014	$23,712
Receivables, net of allowances of $5,454 in 2018 and $4,753 in 2017	277,926	202,024
Inventories, net	219,133	201,591
Prepaid expenses and other current assets	20,824	14,038
Total current assets	535,897	441,365
Property, plant and equipment, net	236,067	211,832
Goodwill	906,766	910,088
Intangible assets, net	297,397	338,510
Other non-current assets	7,229	2,980
Total assets	1,983,356	1,904,775
Liabilities and Equity
Accounts payable	127,103	98,826
Accrued compensation and employee benefits	36,988	30,289
Accrued expenses and other current liabilities	53,054	21,950
Total current liabilities	217,145	151,065
Long-term debt	687,543	3,742
Deferred income taxes	93,138	96,985
Other long-term liabilities	20,770	12,949
Total liabilities	1,018,596	264,741
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 2018—77.3 million shares issued and outstanding	773	—
Additional paid-in capital	967,044	—
Retained earnings	33,257	—
Net parent investment in Apergy	—	1,661,700
Accumulated other comprehensive loss	(38,527)	(26,415)
Total stockholders’ equity	962,547	1,635,285
Noncontrolling interest	2,213	4,749
Total equity	964,760	1,640,034
Total liabilities and equity	$1,983,356	$1,904,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock
(in thousands)	Par Value	Capital in excess of par value	Retained Earnings	Net Parent Investment in Apergy	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2017	$—	$—	$—	$1,661,700	$(26,415)	$4,749	$1,640,034
Cumulative effect of accounting changes (Note 2)	—	—	—	1,315	(1,315)	—	—
Net income	—	—	33,257	38,732		295	72,284
Other comprehensive loss	—	—	—	—	(8,376)	—	(8,376)
Net transfer to/from Dover	—	—	—	(736,549)	(2,421)	—	(738,970)
Reclassification of net parent investment in Apergy	—	965,198	—	(965,198)	—	—	—
Issuance of common stock	773	(773)	—	—	—	—	—
Stock-based compensation	—	2,619	—	—	—	—	2,619
Distributions to noncontrolling interest	—	—	—	—	—	(2,720)	(2,720)
Other	—	—	—	—	—	(111)	(111)
September 30, 2018	$773	$967,044	$33,257	$—	$(38,527)	$2,213	$964,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash provided (required) by operating activities:
Net income	$72,284	$51,304
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation	52,814	42,233
Amortization	38,863	40,190
Stock-based compensation	3,129	1,762
(Gain) loss on sale of fixed assets	194	(713)
Deferred income taxes	(4,674)	(17,503)
Other	5,138	(5,539)
Changes in operating assets and liabilities (net of effects of acquisitions and foreign exchange):
Receivables	(79,533)	(62,203)
Inventories	(20,960)	(28,245)
Prepaid expenses and other current assets	(5,514)	(4,893)
Accounts payable	27,776	37,950
Accrued compensation and employee benefits	13,640	4,965
Accrued expenses and other current liabilities	24,602	2,927
Leased assets and other	(34,953)	(21,030)
Net cash provided by operating activities	92,806	41,205

Cash provided (required) by investing activities:
Capital expenditures	(45,832)	(29,445)
Proceeds from sale of property, plant and equipment	970	2,616
Purchase price adjustments on acquisition	53	—
Net cash required by investing activities	(44,809)	(26,829)

Cash provided (required) by financing activities:
Proceeds from long-term debt, net of discounts	713,963	—
Payment of debt issue costs	(16,006)	—
Repayment of long-term debt	(20,000)	—
Distributions to Dover Corporation, net	(728,857)	(19,220)
Distribution to noncontrolling interest	(2,720)	(1,212)
Net cash required by financing activities	(53,620)	(20,432)

Effect of exchange rate changes on cash and cash equivalents	(75)	3,476

Net decrease in cash and cash equivalents	(5,698)	(2,580)
Cash and cash equivalents at beginning of period	23,712	26,027
Cash and cash equivalents at end of period	$18,014	$23,447

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

In connection with the Separation, we incurred an aggregate principal amount of $715 million of long-term debt, which consisted of a $415 million term loan facility and $300 million of senior notes. Net proceeds from the notes offering, together with borrowings under the term loan facility, were used to make a cash payment of $700 million to Dover and to pay fees and expenses incurred in connection with the Separation. See Note 8 — Debt for additional information.

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

Prior to the Separation, transactions between Apergy and Dover, with the exception of transactions discussed in Note 3 —Related Party Transactions, are reflected in the condensed combined balance sheet as of December 31, 2017, as part of “Net parent investment in Apergy” and in the condensed combined statements of cash flows as a financing activity in “Distributions to Dover Corporation, net.” See Note 3 — Related Party Transactions for additional information.

No portion of Dover’s third-party debt was historically held by an Apergy entity or was transferred to Apergy; therefore, no debt was included in the condensed combined balance sheet as of December 31, 2017, and no interest expense was presented in the condensed combined statement of income for the three and nine months ended September 30, 2017. Intercompany notes payable to Dover of $224.5 million as of December 31, 2017, were presented within “Net parent investment in Apergy” because the notes were not settled in cash. Accordingly, no interest expense related to intercompany debt was presented in the condensed combined statements of income for each of the periods presented prior to the Separation. Additionally, our U.S. cash was historically pooled to Dover through intercompany advances and consequently is not reflected on our condensed combined balance sheet as of December 31, 2017.

All financial information presented after the Separation represents the consolidated results of operations, financial position and cash flows of Apergy. Accordingly, our results of operations and cash flows consist of the consolidated results of Apergy from May 9, 2018 to September 30, 2018, and the combined results of operations and cash flows for periods prior to May 9, 2018. Our balance sheet as of September 30, 2018, reflects the consolidated balances of Apergy while the December 31, 2017, balance sheet reflects the combined balances of the Dover upstream oil and gas energy businesses that were transferred to Apergy. Our management believes the assumptions underlying these condensed consolidated financial statements, including the assumptions regarding the allocation of corporate expenses from Dover for periods prior to the Separation, are reasonable.

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

Reclassifications

Beginning in the first quarter of 2018, we changed our presentation of expenditures related to purchases of leased assets. Previously, these amounts were reported in the operating section of our cash flow statement as “other” in adjustments to reconcile net income but are now reported as changes in our operating assets and liabilities in the operating section of our cash flow statement as “leased assets and other.” During the first quarter of 2018, we changed our presentation of amortization expense primarily related to customer intangible assets. For the three and nine months ended September 30, 2017, we reclassified $11.0 million and $32.1 million of amortization expense previously reported as a component of “selling, general and administrative expense” to “cost of goods and services” on our condensed combined statements of income.

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

Effective January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new update clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. Specifically, the new update clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. We adopted this guidance retrospectively. For the nine months ended September 30, 2017, the impact of this adoption resulted in a $9.6 million increase in net cash provided by operating activities and a corresponding increase to net cash used by investing activities on our statement of cash flows related to cash expenditures for certain leased assets.

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

During the second half of 2015, Dover developed a project plan to implement ASU 2014-09, and as a subsidiary of Dover, we were included in Dover’s implementation efforts. We completed the project plan and analyzed the ASU’s impact on our contract portfolio, surveyed our businesses for our various revenue streams, completed contract reviews, and compared our historical accounting policies and practices to the requirements of the new guidance. We also evaluated the new disclosure requirements and identified and implemented appropriate changes to our business processes, systems and controls. We adopted the new guidance using the modified retrospective method and identified no cumulative effect adjustment to our total net investment balance as of January 1, 2018. The impact of adopting the new standard was not material to our financial statements for the three and nine months ended September 30, 2018.

We have applied the following practical expedients or elections under the new standard:

•
We elected to omit disclosure of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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
After the Separation from Dover, we developed a project plan and established a cross-functional team to continue the process of implementing the new guidance, which included an evaluation of the work performed by Dover prior to the Separation. We made progress on our plan including gathering information on all leases, surveying our businesses, assessing our portolfio of leases and compiling a central repository of active leases. During the third quarter of 2018, we completed diagnostic reviews of certain sampled leases to support our policy elections. Additionally, we made significant progress configuring and implementing a new lease software system. We continue to evaluate our policy elections and considerations under the new lease guidance, including the potential use of practical expedients, and we are in the process of updating our internal control and business processes. As we continue to assess the impact the guidance will have on our financial statements and related disclosures, internal control over financial reporting and other business practices and processes, we expect to recognize right of use assets and liabilities for operating leases in our consolidated balance sheet upon adoption.
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

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are in the process of assessing the impacts of the guidance will have on our financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

Dover Corporation

Prior to the Separation, Dover provided certain services including corporate executive management, human resources, information technology, facilities, tax, shared services, finance and legal services. Dover continues to provide us certain of these services on a temporary basis following the Separation under a transition services agreement. Under the transition services agreement, Apergy pays a fee to Dover for services utilized under the transition services agreement, which fee is generally intended to allow Dover to recover all of its direct and indirect costs generally without profit. Except as provided otherwise in the transition services agreement, or with respect to specific services with other specified terms, the initial term of the transition services agreement will end on January 31, 2019, and the term may then be extended until May 9, 2019, or such other period set forth on the schedules thereto (subject to earlier termination under certain circumstances).

All financial information presented prior to the Separation does not include all the expenses that would have been incurred had Apergy been a stand-alone public company. The corporate expenses allocated by Dover to these financial statements were $4.7 million for the three months ended September 30, 2017, and $7.4 million and $16.5 million for the nine months ended September 30, 2018 and 2017, respectively, which were recorded in “selling, general and administrative expense” in the condensed consolidated statements of income.

For periods prior to the Separation, transactions between Apergy and Dover, with the exception of transactions discussed below with Dover’s affiliates, are reflected in “net parent investment in Apergy” in the condensed combined balance sheet as of December 31, 2017, and in “distributions to Dover Corporation, net” in the statements of cash flows for the nine months ended September 30, 2018 and 2017, as a financing activity. Accounts receivable, accounts payable and revenues with Dover and its affiliates were not material for the periods presented. We recognized royalty expense of $2.5 million for the three months ended September 30, 2017, and $2.3 million and $7.4 million for the nine months ended September 30, 2018 and 2017, respectively, related to the use of Dover’s intellectual property and patents which was included in “other expense, net” in the condensed consolidated statements of income. On April 1, 2018, patents and other intangibles owned by Dover related to our operations transferred to Apergy, and consequently, Apergy will no longer incur royalty charges related to these assets from Dover.

Noncontrolling Interest

For the nine months ended September 30, 2018 and 2017, we declared and paid $2.7 million and $1.2 million, respectively, of distributions to the noncontrolling interest holder in Norris Production Solutions Middle East LLC, a subsidiary in the Sultanate of Oman. We have a commission arrangement with our noncontrolling interest for 5% of certain annual product sales.

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

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income attributable to Apergy	$25,263	$18,421	$71,989	$50,444

Weighted-average number of shares outstanding	77,340	77,340	77,340	77,340
Dilutive effect of stock-based compensation	229	550	402	550
Total shares and dilutive securities	77,569	77,890	77,742	77,890

Basic earnings per share attributable to Apergy	$0.33	$0.24	$0.93	$0.65
Diluted earnings per share attributable to Apergy	$0.33	$0.24	$0.93	$0.65

NOTE 5 — INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Raw materials	$48,735	$45,408
Work in progress	11,130	10,879
Finished goods	184,871	167,416
	244,736	223,703
LIFO and valuation adjustments	(25,603)	(22,112)
Inventories, net	$219,133	$201,591

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Land	$13,623	$13,557
Buildings and improvements	104,026	99,233
Machinery, equipment and other	501,148	446,261
	618,797	559,051
Accumulated depreciation	(382,730)	(347,219)
Property, plant and equipment, net	$236,067	$211,832

During the nine months ended September 30, 2018, we transferred $42.5 million of inventory to property, plant and equipment related to certain assets entering our lease program.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount, including changes therein, of goodwill by reporting segment was as follows:

(in thousands)	Production & Automation Technologies	Drilling Technologies	Total
December 31, 2017	$808,952	$101,136	$910,088
Purchase price adjustment *	(53)	—	(53)
Foreign currency translation	(3,269)	—	(3,269)
September 30, 2018	$805,630	$101,136	$906,766
_______________________
* Purchase price adjustment related to our 2017 acquisition of PCP Oil Tools S.A. and Ener Tools S.A.

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	September 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer intangibles	$569,832	$309,355	$260,477	$572,415	$276,655	$295,760
Trademarks	36,307	20,648	15,659	36,312	17,821	18,491
Patents	38,514	22,959	15,555	38,679	20,449	18,230
Unpatented technologies	9,700	9,700	—	9,700	9,700	—
Drawings and manuals	3,047	2,163	884	3,067	2,109	958
Other	5,346	4,124	1,222	5,382	3,911	1,471
	662,746	368,949	293,797	665,555	330,645	334,910
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
Total	$666,346	$368,949	$297,397	$669,155	$330,645	$338,510

NOTE 8 — DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Revolving credit facility	$—	$—
Term loan facility	395,000	—
6.375% Senior Notes due 2026	300,000	—
Capital leases	4,337	3,742
Total	699,337	3,742
Net unamortized discounts and issuance costs	(11,794)	—
Total long-term debt	$687,543	$3,742

Senior Notes
On May 3, 2018, and in connection with the Separation, we completed the private placement of $300 million in aggregate principal amount of 6.375% senior notes due May 2026 (“Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2018. Net proceeds of $293.8 million from the offering were utilized to partially fund the $700 million cash payment to Dover at the Separation and to pay fees and expenses incurred in connection with the Separation.

The terms of the Senior Notes are governed by the indenture dated as of May 3, 2018, between Apergy and Wells Fargo Bank, N.A., as trustee, and are guaranteed, on a senior unsecured basis, by the subsidiary guarantors of our senior secured credit facilities as described below. At any time prior to May 1, 2021, we may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus a premium, as defined in the indenture, plus accrued and unpaid interest. Beginning on or after May 1, 2021, we may redeem the Senior Notes, in whole or in part, at certain tiered redemption prices as defined in the indenture, plus accrued and unpaid interest. The Senior Notes are our senior unsecured obligations. The Senior Notes rank equally in right of payment with our future and existing senior debt but are effectively subordinated to our future and existing debt to the extent of the assets securing such senior debt. The Senior Notes rank senior in right of payment to all of our future subordinated debt.

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

Term Loan Facility. The term loan facility had an initial commitment of $415 million. The full amount of the term loan facility was funded on May 9, 2018. Amounts borrowed under the term loan facility that are repaid or prepaid may not be re-borrowed. The term loan facility matures in May 2025. Net proceeds of $408.7 million from the term loan facility were utilized to partially fund the cash payment to Dover at the Separation and to pay fees and expenses incurred in connection with the Separation.

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

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2017	$(21,935)	$(4,480)	$(26,415)
Reclassification adjustment for cumulative effect of change in accounting principle	—	(1,315)	(1,315)
Net transfer from Dover Corporation	—	(2,421)	(2,421)
Other comprehensive income (loss) before reclassifications, net of tax	(9,080)	170	(8,910)
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	534	534
Other comprehensive income (loss), net of tax	(9,080)	704	(8,376)
September 30, 2018	$(31,015)	$(7,512)	$(38,527)

Reclassification adjustments from accumulated other comprehensive loss to net income related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended		Nine Months Ended		Affected line items on the condensed consolidated statements of income
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Amortization of actuarial loss (1)	$116	$100	$243	$299	Other expense, net
Settlement loss (1)	484	—	484	—	Selling, general and administrative expense
Total before tax	600	100	727	299	Income before income taxes
Tax benefit	(161)	(35)	(192)	(102)	Provision for income taxes
	$439	$65	$535	$197	Net income
_______________________
(1) These accumulated comprehensive loss components are included in the computation of net periodic benefit cost (See Note16—Employee Benefit Plans for additional information).

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

We have provided indemnities in connection with sales of certain businesses and assets, including representations and warranties, covenants and related indemnities for environmental health and safety, tax and employment matters. We do not have any material liabilities recorded for these indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities.

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

As of September 30, 2018 and December 31, 2017, we had $5.5 million and $8.1 million, respectively, of outstanding letters of credit, surety bonds and guarantees which expire at various dates through 2020. These financial instruments are primarily maintained as security for insurance, warranty and other performance obligations. Generally, we would only be liable for the amount of these letters of credit in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation

We are a party to a number of legal proceedings incidental to our businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of our products, patent infringement, employment matters, and commercial disputes. Management and legal counsel review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. We have reserves for legal matters that are probable and estimable, and as of September 30, 2018 and December 31, 2017, these liabilities were not material. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 11 — REVENUE

Our revenue is substantially generated from product sales. For the nine months ended September 30, 2018, approximately 89% of our revenue was generated from product sales. Our remaining revenue was derived from services, leases and other, which represented approximately 7%, 3%, and 1%, respectively, of total revenue for the nine months ended September 30, 2018. Product revenue is derived from the sale of drilling and production equipment. Service revenue is earned as technical advisory assistance and field services related to our products are provided. Lease revenue is derived from month-to-month rental income of leased production equipment.

The majority of our revenue is short cycle in nature, with shipments occurring within a year from the customer order date. A small portion of our revenue is derived from contracts extending over one year. Our payment terms generally range between 30 to 90 days and vary by the location of our businesses and the types and volumes of products manufactured and sold, among other factors. Costs incurred to obtain a customer contract are generally not material to us.

Disaggregation of Revenue
Revenue disaggregated by end market in each of our reporting segments was as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2018
Drilling Technologies	$75,254	$209,727
Production & Automation Technologies:
Artificial lift	188,005	544,566
Digital products	31,114	85,347
Other production equipment	22,380	68,922
Intra-segment eliminations	(285)	(2,244)
	241,214	696,591
Total revenue	$316,468	$906,318

Revenue disaggregated by geography was as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2018
United States	$252,747	$713,373
Canada	20,759	58,639
Middle East	13,645	40,091
Europe	7,625	27,805
Latin America	8,364	25,097
Asia-Pacific	3,715	13,900
Other	9,613	27,413
Total revenue	$316,468	$906,318

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

Warranties

The majority of our contracts contain standard warranties in connection with the sale of a product to a customer which provide a customer assurance that the related product will function for a period of time as the parties intended. In addition to our standard warranties, we also offer extended warranties to our customers. Warranties provided as part of our product offerings are analyzed to determine whether they represent a distinct service, and if so, are recognized as service revenue over the related warranty period.

Remaining performance obligations
As of September 30, 2018, we did not have any contracts with an original length of greater than a year, from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	September 30, 2018	January 1, 2018
Contract assets	$3,475	$4,733
Contract liabilities - current	6,827	4,487

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

NOTE 12 — RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges as classified in our condensed consolidated statements of income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Cost of goods and services	$(33)	$(16)	$1,557	$(17)
Selling, general and administrative expense	(6)	24	916	38
Total	$(39)	$8	$2,473	$21

Restructuring and other related charges during 2018 were incurred in our Production & Automation Technologies segment. These charges reflect costs associated with exiting certain product lines and include severance and related benefit costs, early lease termination and other related charges. Our restructuring programs were designed to better align our costs and operations with current market conditions and include measures such as targeted facility consolidations, headcount reductions and other actions to further optimize our operations.

Our liability balances for restructuring and other exit activities were $1.5 million and $2.6 million as of September 30, 2018 and December 31, 2017, respectively, and primarily include ongoing lease commitment obligations for facilities closed in prior periods and employee severance and related benefits. Our restructuring initiatives are complete and our liability balances for restructuring and other exit activities are expected to be mostly settled by mid-2019.

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

Our income tax provision reflected effective tax rates of 23.2% and 30.6% for the three months ended September 30, 2018 and 2017, respectively, and 25.2% and 30.9% for the nine months ended September 30, 2018 and 2017, respectively. The year-over-year decrease in the effective tax rates was primarily due to the Tax Reform Act, which was enacted on December 22, 2017, and which reduced the U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018. This benefit was partially offset by tax on capital gains related to certain reorganizations of our subsidiaries as a result of the Separation.

We recognized provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities in our combined financial statements for the year ended December 31, 2017. The provisions in the Tax Reform Act are broad and complex. As of September 30, 2018, we have not yet completed our accounting for the income tax effects of the Tax Reform Act but have made reasonable estimates of those effects on our existing deferred income tax balances and the one-time deemed repatriation tax. The final financial statement impact of the Tax Reform Act may differ from our estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to estimates we have utilized to calculate the provisional impacts. The SEC has issued rules which allow for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related income tax impacts. We expect to finalize our analysis related to the Tax Reform Act by the end of the measurement period.

NOTE 14 — FAIR VALUE MEASUREMENTS

We had no outstanding derivative contracts as of September 30, 2018 and December 31, 2017. Other assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, were not significant; thus, no fair value disclosures are presented.

The fair value, based on Level 1 quoted market rates, of our Senior Notes was approximately $308.6 million at September 30, 2018, as compared to the $300 million face value of the debt. The fair value, based on Level 2 quoted market rates, of our term loan facility was approximately $397.0 million at September 30, 2018, as compared to the $395 million face value of the debt.

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

Stock-based compensation expense is reported within “selling, general and administrative expense” in the condensed consolidated statements of income. Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense	$1,768	$630	$3,129	$1,762
Tax benefit	(421)	(219)	(717)	(611)
Stock-based compensation expense, net of tax	$1,347	$411	$2,412	$1,151

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

Dover provided a defined benefit pension plan for its eligible U.S. employees and retirees (“U.S. Pension Plan”). As such, the portion of Apergy’s liability associated with the U.S. Pension Plan is not reflected in the condensed combined balance sheet as of December 31, 2017, and was not recorded at the Separation as this obligation will be maintained and serviced by Dover. Shortly before the Separation, Apergy participants in the U.S. Pension Plan (other than Norris USW participants) fully vested in their benefits, and all participants ceased accruing benefits. In addition, Apergy did not assume any funding requirements or obligations related to the U.S. Pension Plan upon the Separation. Norris USW participants were moved to a new pension plan and continued to accrue benefits.

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

At the Separation, we recognized $6.1 million of liabilities and $2.4 million of accumulated other comprehensive loss, net of tax, related to plans previously accounted for as multi-employer plans prior to the Separation.

Net Periodic Benefit Cost

Total net periodic benefit cost was $1.1 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively. Prior to the Separation, our net periodic benefit costs included total net periodic benefit costs associated with plans accounted for as single-employer plans and an allocation from Dover Corporation for plans accounted for as multi-employer plans. After the Separation, total net periodic benefit costs include all costs associated with plans that we sponsor, including plans that transferred to Apergy as discussed above.

Defined Contribution Retirement Plans

We also offer defined contribution retirement plans which cover the majority of our U.S. employees and employees in certain other countries. Expense relating to our defined contribution plans was $2.5 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively and $7.2 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 17 — SEGMENT INFORMATION

We report our results of operations in the following reporting segments: Production & Automation Technologies and Drilling Technologies. Segment revenue and segment operating profit were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Segment revenue:
Production & Automation Technologies	$241,214	$199,454	$696,591	$578,429
Drilling Technologies	75,254	59,200	209,727	166,664
Total revenue	$316,468	$258,654	$906,318	$745,093

Income before income taxes:
Segment operating profit:
Production & Automation Technologies	$24,257	$8,403	$57,957	$26,247
Drilling Technologies	26,209	20,420	71,738	55,067
Total segment operating profit	50,466	28,823	129,695	81,314
Corporate expense and other (1)	6,664	1,818	16,274	6,838
Interest expense, net	10,584	79	16,813	199
Income before income taxes	$33,218	$26,926	$96,608	$74,277
_______________________

(1)
Corporate expense includes costs not directly attributable or allocated to our reporting segments such as corporate executive management and other administrative functions, costs related to our Separation from Dover Corporation and the results attributable to our noncontrolling interest.

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

EXECUTIVE OVERVIEW AND BUSINESS OUTLOOK

Apergy is a leading provider of highly engineered equipment and technologies that help companies drill for and produce oil and gas safely and efficiently around the world. Our products provide efficient functioning throughout the lifecycle of a well—from drilling to completion to production.

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

Business Environment

Our business provides a broad range of technologies and products for the oil and gas drilling and production industry and, as a result, is substantially dependent upon activity levels in the oil and gas industry. Demand for our products is impacted by overall global demand for oil and gas, ongoing depletion rates of existing wells which produce oil and gas, and our customers’ willingness to invest in the development and production of oil and gas resources. Our customers determine their operating and capital budgets based primarily on current and future crude oil and natural gas prices, U.S. and worldwide rig count and U.S. well completions. Crude oil and natural gas prices are impacted by geopolitical, macroeconomic and local events and have historically been subject to substantial volatility and cyclicality. Future higher oil and gas prices typically translate into higher exploration and production budgets. Rig count, footage drilled and exploration and production investment by oil and gas operators, have often been used as leading indicators for the level of drilling and development activity in the oil and gas sector.

Market Conditions and Outlook

Oil supply markets tightened in the back half of 2017 and throughout the first half of 2018, driving 2018 average WTI crude prices higher. Although certain OPEC and non-OPEC producers announced their intention to increase production beginning in the third quarter of 2018, the crude oil price outlook remained relatively stable driven by expectations that these announced production increases would not offset falling production levels in Venezuela and Iran, given the anticipated declines in Iranian production as a result of the reinstatement of U.S. sanctions during late 2018. U.S., Canadian and worldwide rig counts increased sequentially in the third quarter of 2018. We expect continued growth in rig count, as well as footage drilled, as the demand for oil and gas continues to grow and commodity prices remain constructive. We expect that U.S. rig count growth will be more modest through the end of 2018 due to takeaway capacity constraints in the Permian basin and as oil and gas operators experience budgeting pressures as year-end approaches.

Recently announced tariffs by the U.S. government, and retaliatory tariffs and other trade restrictions by others, introduce uncertainty to our business since some of our products are impacted by the tariffs. We expect these products to experience higher input costs; however, we expect to be able to mitigate some of the impacts of higher costs through various measures, including price increases, supplier concessions and productivity improvement initiatives. In addition, we remain ready to respond to any changes in our customers’ plans based on the recent takeaway capacity issues in the Permian basin. Although we have not experienced any material impact to our business to date from slower Permian activity, we believe U.S. producers will redirect their capital to other basins which we currently serve.

Although risk remains that oil prices and activity levels could deteriorate from current levels, we believe the long-term outlook for our businesses is favorable. Increasing global demand for oil and gas, in combination with ongoing depletion of existing reservoirs, is expected to drive continued investment in the drilling and completion of new wells. In addition, productivity and efficiency are becoming increasingly important in the oil and gas industry as operators focus on improving per-well economics.

Average oil and gas prices, rig counts and well completions are summarized below:

	2017					2018
	Q1	Q2	Q3	Q4	FY	Q1	Q2	Q3	YTD
Average Price WTI Crude (per bbl) (a)	$51.62	$48.10	$48.18	$55.27	$50.80	$62.91	$68.07	$69.69	$66.89
Average Price Brent Crude (per bbl) (a)	53.59	49.55	52.10	61.40	54.12	66.86	74.53	75.08	72.16
Average Price Henry Hub Natural Gas (per mmBtu) (a)	3.02	3.08	2.95	2.91	2.99	3.16	2.85	2.93	2.98

U.S. Rig Count (b)	742	895	946	921	876	966	1,039	1,051	1,019
Canada Rig Count (b)	295	117	208	204	206	269	108	209	195
International Rig Count (b)	939	958	947	949	948	970	968	1,003	980
Worldwide Rig Count	1,976	1,970	2,101	2,074	2,030	2,205	2,115	2,263	2,194

U.S. Well Completions (a)	786	954	1,043	1,043	957	1,054	1,198	1,270	1,175
_______________________
(a) Source: U.S. Energy Information Administration (EIA), as of October 1, 2018.
(b) Source: Baker Hughes Rig Count, as of October 5, 2018.

Book-to-bill ratio. The book-to-bill ratio compares the dollar value of orders received (bookings) relative to revenues realized during the period. Management uses this financial measure as an indicator of demand. A ratio above 1.0 implies that more orders were received than filled, indicating strong customer demand, while a ratio below 1.0 could imply weaker customer demand or increasing revenue realization at a time of stable order intake. We believe the book-to-bill ratio is a meaningful financial measure that may assist investors in understanding our performance and outlook.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$316,468	$258,654	57,814	22.4
Cost of goods and services	202,734	173,880	28,854	16.6
Gross profit	113,734	84,774	28,960	34.2
Selling, general and administrative expense	69,022	54,828	14,194	25.9
Interest expense, net	10,584	79	10,505	*
Other expense, net	910	2,941	(2,031)	*
Income before income taxes	33,218	26,926	6,292	23.4
Provision for income taxes	7,723	8,241	(518)	(6.3)
Net income	25,495	18,685	6,810	36.4
Net income attributable to noncontrolling interest	232	264	(32)	*
Net income attributable to Apergy	$25,263	$18,421	6,842	37.1

Gross profit margin	35.9%	32.8%		3.1 pts.
Selling, general and administrative expense, percent of revenue	21.8%	21.2%		0.6 pts.
Effective tax rate	23.2%	30.6%		(7.4) pts.
_______________________

*	Not meaningful

Revenue. Revenue for the third quarter of 2018 increased $57.8 million, or 22.4%, year-over-year driven by broad-based volume growth in our Production & Automation Technologies’ artificial lift and digital offerings due to improving oil and gas markets, particularly U.S. rig count and well completion activity. In addition, revenue increased in our Drilling Technologies segment year-over-year due to increased volumes driven by increased worldwide rig counts and footage drilled, combined with continued customer adoption of our diamond bearings technology.

Gross profit. Gross profit for the third quarter of 2018 increased $29.0 million, or 34.2%, year-over-year, reflecting benefits of increased sales volumes in both our Production & Automation Technologies and Drilling Technologies segments, combined with the realization of productivity initiatives.

Selling, general and administrative expense. Selling, general and administrative expense in the third quarter of 2018 increased $14.2 million, or 25.9%, year-over-year, primarily due to increased headcount in support of our growth initiatives, higher bonus accruals, and $4.4 million in professional fees and other related charges associated with the Separation.

Interest expense, net. Interest expense, net in the third quarter of 2018 increased $10.5 million year-over-year due to issuances of our term loan facility and senior notes during the second quarter of 2018.

Provision for income taxes. The effective tax rates for the third quarter of 2018 and 2017 were 23.2% and 30.6%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the Tax Reform Act, which was enacted on December 22, 2017, and which reduced the U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$906,318	$745,093	161,225	21.6
Cost of goods and services	594,605	500,329	94,276	18.8
Gross profit	311,713	244,764	66,949	27.4
Selling, general and administrative expense	194,568	162,359	32,209	19.8
Interest expense, net	16,813	199	16,614	*
Other expense, net	3,724	7,929	(4,205)	*
Income before income taxes	96,608	74,277	22,331	30.1
Provision for income taxes	24,324	22,973	1,351	5.9
Net income	72,284	51,304	20,980	40.9
Net income attributable to noncontrolling interest	295	860	(565)	*
Net income attributable to Apergy	$71,989	$50,444	21,545	42.7

Gross profit margin	34.4%	32.9%		1.5 pts.
Selling, general and administrative expense, percent of revenue	21.5%	21.8%		(0.3) pts.
Effective tax rate	25.2%	30.9%		(5.7) pts.
_______________________

*	Not meaningful

Revenue. Revenue for the first nine months of 2018 increased $161.2 million, or 21.6%, year-over-year driven by broad-based volume growth in our Production & Automation Technologies’ artificial lift and digital offerings due to improving oil and gas markets, particularly U.S. rig count and well completion activity. In addition, revenue increased in our Drilling Technologies segment year-over-year due to increased volumes driven by increased U.S. rig counts and market share gains.

Gross profit. Gross profit for the first nine months of 2018 increased $66.9 million, or 27.4%, year-over year, reflecting benefits of increased sales volumes in both our Production & Automation Technologies and Drilling Technologies segments, combined with realization of productivity initiatives.

Selling, general and administrative expense. Selling, general and administrative expense for the first nine months of 2018 increased $32.2 million, or 19.8%, year-over-year, primarily due to increased headcount in support of our growth initiatives, higher bonus accruals and $9.5 million in professional fees and other related charges associated with the Separation.

Interest expense, net. Interest expense, net in the first nine months of 2018 increased $16.6 million year-over-year due to issuances of our term loan facility and senior notes during the second quarter of 2018.

Provision for income taxes. The effective tax rates for the first nine months of 2018 and 2017 were 25.2% and 30.9%, respectively. The year-over-year decrease in the effective tax rate was primarily due to the Tax Reform Act, which was enacted on December 22, 2017, and which reduced the U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018. This benefit was partially offset by tax on capital gains related to certain reorganizations of our subsidiaries as a result of the Separation.

SEGMENT RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Production & Automation Technologies

	Three Months Ended September 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$241,214	$199,454	41,760	20.9
Operating profit	24,257	8,403	15,854	188.7
Operating profit margin	10.1%	4.2%		5.9 pts.

Depreciation and amortization	$27,305	$25,690	1,615	6.3
Royalty expense	—	2,473	(2,473)	*
Restructuring and other related charges	(39)	8	(47)	*

Other measures:
Bookings	$241,729	$209,615	32,114	15.3
Book-to-bill ratio	1.00	1.05
_______________________

*	Not meaningful

Revenue. Production & Automation Technologies revenue increased $41.8 million, or 20.9%, year-over-year, driven by broad-based volume growth in our artificial lift offering, particularly from further penetration in the U.S. onshore electrical submersible pump market. Additionally, we realized higher revenue from our digital offerings due to increased customer adoption.

Operating profit. Production & Automation Technologies operating profit increased $15.9 million year-over-year. The increase was primarily driven by growth in sales volume associated with improving oil and gas markets, particularly U.S. rig count and well completion activity. In addition, the increase in operating profit was due to productivity savings, partially offset by higher material costs related to aluminum and steel. Operating profit during the third quarter of 2018 benefitted from the absence of the royalty charge from Dover.

Bookings and Book-to-bill. Bookings for the third quarter of 2018 increased $32.1 million, or 15.3%, year-over-year, reflecting ongoing market improvement. Our book-to-bill ratio was 1.00 in the third quarter of 2018, reflecting strong customer demand. The decline in our book-to-bill ratio year-over-year was due to a large customer order in the third quarter of 2017.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$696,591	$578,429	118,162	20.4
Operating profit	57,957	26,247	31,710	120.8
Operating profit margin	8.3%	4.5%		3.8 pts.

Depreciation and amortization	$83,006	$73,475	9,531	13.0
Royalty expense	2,277	7,406	(5,129)	(69.3)
Restructuring and other related charges	2,473	21	2,452	*

Other measures:
Bookings	$708,124	$596,296	111,828	18.8
Book-to-bill ratio	1.02	1.03
_______________________

*	Not meaningful

Revenue. Production & Automation Technologies revenue for the first nine months of 2018 increased $118.2 million, or 20.4%, year-over-year, driven by broad-based volume growth in our artificial lift offering, particularly from further penetration in the U.S. onshore electrical submersible pump market. Additionally, we realized higher revenue from our digital offerings due to increased customer adoption.

Operating profit. Production & Automation Technologies operating profit increased $31.7 million year-over-year. The increase was primarily driven by growth in sales volume associated with improving oil and gas markets, particularly U.S. rig count and well completion activity. In addition, the increase in operating profit was due to productivity savings, partially offset by higher material costs related to aluminum and steel. Operating profit during the first nine months of 2018 benefitted from lower royalty charges from Dover which ended on April 1, 2018; however, this benefit was partially offset by restructuring charges incurred during the first nine months of 2018.

Bookings and Book-to-bill. Bookings for the first nine months of 2018 increased $111.8 million, or 18.8%, year-over-year, reflecting ongoing market improvement. Our book-to-bill ratio was 1.02 in the first nine months of 2018, reflecting strong customer demand.

Drilling Technologies

	Three Months Ended September 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$75,254	$59,200	16,054	27.1
Operating profit	26,209	20,420	5,789	28.3
Operating profit margin	34.8%	34.5%		0.3 pts.

Depreciation and amortization	$2,717	$3,001	(284)	(9.5)
Restructuring and other related charges	—	—	—

Other measures:
Bookings	$75,834	$56,142	19,692	35.1
Book-to-bill ratio	1.01	0.95
Revenue. Drilling Technologies revenue increased $16.1 million, or 27.1%, year-over-year due to increased volumes driven by increased worldwide rig counts and continued customer adoption of our diamond bearings technology.

Operating profit. Drilling Technologies operating profit increased $5.8 million year-over-year due to higher volumes driven by increased rig counts and overall operational productivity gains.

Bookings and Book-to-bill. Bookings for the third quarter of 2018 increased $19.7 million, or 35.1%, year-over-year, reflecting improved market conditions. Our book-to-bill ratio was 1.01 in the third quarter of 2018, reflecting strong customer demand.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2018	2017	$	%
Revenue	$209,727	$166,664	43,063	25.8
Operating profit	71,738	55,067	16,671	30.3
Operating profit margin	34.2%	33.0%		1.2 pts.

Depreciation and amortization	$8,379	$8,948	(569)	(6.4)
Restructuring and other related charges	—	—	—

Other measures:
Bookings	$215,468	$170,786	44,682	26.2
Book-to-bill ratio	1.03	1.02

Revenue. Drilling Technologies revenue increased $43.1 million, or 25.8%, year-over-year due to increased volumes driven by increased worldwide rig counts and footage drilled, market share gains and continued customer adoption of our diamond bearings technology.

Operating profit. Drilling Technologies operating profit increased $16.7 million year-over-year due to higher volumes driven by increased U.S. rig counts and overall operational productivity gains.

Bookings and Book-to-bill. Bookings for the first nine months of 2018 increased $44.7 million, or 26.2%, year-over-year, reflecting improved market conditions. Our book-to-bill ratio was 1.03 in 2018, reflecting strong customer demand.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 2017, all of our cash balances were held outside the United States. Our U.S. cash was historically pooled to Dover through intercompany advances and is not reflected on our condensed combined balance sheet as of December 31, 2017. As of September 30, 2018, approximately 59% of our cash balances were held outside the United States primarily for working capital and operational support needs. All of our cash held outside the United States could be repatriated; however, we have not provided for foreign withholding taxes on our undistributed foreign earnings from jurisdictions which impose such taxes since we have determined that such earnings are indefinitely reinvested in those jurisdictions.

We have historically generated and expect to continue to generate positive cash flow from operations. We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations and our revolving credit facility. See “Capital Resources and Liquidity—Outlook” for information related to our revolving credit facility.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash provided by operating activities	$92,806	$41,205
Cash required by investing activities	(44,809)	(26,829)
Cash required by financing activities	(53,620)	(20,432)
Effect of exchange rate changes on cash and cash equivalents	(75)	3,476
Net increase (decrease) in cash and cash equivalents	$(5,698)	$(2,580)

Operating Activities

We generated cash from operating activities for the nine months ended September 30, 2018 and 2017, of $92.8 million and $41.2 million, respectively. The increase in cash provided by operating activities was primarily driven by higher cash income generated from operations. Both our Production & Automation Technologies and Drilling Technologies segments reported increased earnings year-over-year. The increase was partially offset by cash required for working capital needs.

Investing Activities

For the nine months ended September 30, 2018 and 2017, we used cash from investing activities of $44.8 million and $26.8 million, respectively. The increase in cash used by investing activities was primarily due to investments to support increased sales and investments in assets available to customers on a rental basis.

Financing Activities

Cash used in financing activities of $53.6 million for the nine months ended September 30, 2018, was the result of (i) net transfers to Dover of $728.9 million, primarily comprised of our $700 million payment to Dover related to the Separation, (ii) $20.0 million of debt repayment on our term loan and (iii) $2.7 million of distributions to our noncontrolling interest holder. These payments were partially offset by issuances of long-term debt, net of debt issuance costs, of $698.0 million. Cash used in financing activities for the nine months ended September 30, 2017, primarily resulted from net transfers to Dover.

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

Senior Secured Credit Facilities

On May 9, 2018, Apergy entered into a credit agreement (“credit agreement”) governing the terms of its new senior secured credit facilities, consisting of (i) a seven-year senior secured term loan B facility (“term loan facility”) and (ii) a five-year senior secured revolving credit facility (“revolving credit facility,” and together with the term loan facility, the “senior secured credit facilities”), with JPMorgan Chase Bank, N.A. as administrative agent. The net proceeds of the senior secured credit facilities were used (i) to pay fees and expenses in connection with the Separation, (ii) partially fund the cash payment to Dover and (iii) provide for working capital and other general corporate purposes.

Term Loan Facility. The term loan facility had an initial commitment of $415 million. The full amount of the term loan facility was funded on May 9, 2018. Amounts borrowed under the term loan facility that are repaid or prepaid may not be re-borrowed. The term loan facility matures in May 2025. Net proceeds of $408.7 million from the term loan facility were utilized to partially fund the cash payment to Dover at the Separation and to pay fees and expenses incurred in connection with the Separation.

During the three months ended September 30, 2018, we repaid $20 million of our term loan facility.

Revolving Credit Facility. The revolving credit facility consists of a five-year senior secured facility with aggregate commitments in an amount equal to $250 million, of which up to $50 million is available for the issuance of letters of credit. Amounts repaid under the revolving credit facility may be re-borrowed. The revolving credit facility matures in May 2023.

A summary of our revolving credit facility at September 30, 2018 was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$250.0	$—	$5.5	$244.5	May 2023

As of September 30, 2018, we were in compliance with all restrictive covenants under our revolving credit facility.

See Note 8 — Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Outlook

As a result of the Separation, we no longer participate in cash management and funding arrangements with Dover. Prior to the Separation, we utilized these arrangements to fund both daily operating activities and significant business expenditures, such as manufacturing capacity expansion and acquisitions.

We expect to generate our liquidity and capital resources through operations and, when needed, through our revolving credit facility. We have $244.5 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short- and long-term needs with a combination of cash on hand, cash generated from operations, our use of our revolving credit facility and access to capital markets.

Over the next year, we expect to fund our organic capital expenditure needs and reduce our leverage through earnings growth and debt reduction. We continue to focus on improving our customer collection efforts and overall working capital turnover to improve our cash flow position. In 2018 we project spending approximately three percent of revenue for infrastructure related capital expenditures and an additional $25 million to $30 million for capital investments directed at expanding our portfolio of electrical submersible pump leased assets. During the fourth quarter of 2018, we expect to pay $7.7 million to Dover related to tax liabilities incurred as a result of the Separation.

We continue to evaluate acquisitions that meet our strategic priorities, expand our technology and product portfolio, improve our cost position or productivity, or broaden our geographic reach. In October 2018, we closed on the sale of our Fisher Pump business and related property. Net proceeds of $2.5 million was received upon the close of the transaction.

OFF-BALANCE SHEET ARRANGEMENTS

Information related to guarantees is incorporated herein by reference from Note 10 — Commitments And Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Information Statement included in Amendment No. 1 to the Form 10 filed with the SEC on April 12, 2018. During the three months ended September 30, 2018, there were no changes to our identified critical accounting estimates.

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

Interest Rate Risk

Our use of fixed- or variable-rate debt directly exposes us to interest rate risk. Fixed-rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed-rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher interest rates, or that we may be obligated to pay rates higher than the current market rate. Variable-rate debt, such as our term loan or borrowings under our revolving credit facility, exposes us to short-term changes in market rates that impact our interest expense.

As of September 30, 2018, we had unhedged variable-rate debt of $395.0 million with an interest rate of 4.75%. Using sensitivity analysis to measure the impact of a change in the interest rate, a 10% adverse movement in the interest rate, or 48 basis points, would result in an increase to interest expense of $1.9 million on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2018.

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 1A. RISK FACTORS

In addition to our risk factors previously disclosed in “Risk Factors” in the Information Statement included in Amendment No. 1 to the Form 10 filed with the SEC on April 12, 2018, the following risk factors were identified:

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

Recently, the U.S. government imposed tariffs on steel and aluminum and a broad range of other products imported into the United States. In response to the tariffs imposed by the U.S. government, the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. The new tariffs have increased our manufacturing and material costs and any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our products. We may not be able to fully mitigate the effect of these increased costs or pass price increases on to our customers. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We expect to hold our 2019 annual meeting of stockholders, which will be our first annual meeting as a stand-alone public company, on May 9, 2019.

Deadline for 14a-8 Stockholder Proposals. Consistent with the SEC’s proxy rules, our Board of Directors has set the deadline for submission of proposals to be included in our proxy materials for the 2019 annual meeting as December 12, 2018, which we believe is a reasonable time before we will begin to print and send our proxy materials for the 2019 annual meeting. Accordingly, for a stockholder proposal to be considered for inclusion in our proxy materials for the 2019 annual meeting, any such stockholder proposal must be received by our Secretary on or before the close of business on December 12, 2018, and comply with the procedures and requirements set forth in Rule 14a-8 under the Exchange Act, as well as the applicable requirements of our amended and restated by-laws.

Deadline for Other Stockholder Proposals. Apergy’s amended and restated by-laws govern notice requirements for stockholder proposals intended to be presented at, but not included in the proxy materials for, our 2019 annual meeting, including director nominations for election to Apergy’s Board of Directors. To be considered timely, such stockholder’s notice must be delivered or received by our Secretary not earlier than January 2, 2019 and not later than January 31, 2019, and comply with the other applicable requirements of our amended and restated by-laws.

Address for Stockholder Proposals. Stockholder proposals should be sent to us at 2445 Technology Forest Boulevard, Building 4, 12th Floor, The Woodlands, Texas 77381, Attention: Secretary.

ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Quarterly Report on Form 10-Q for the period ended September 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APERGY CORPORATION
(Registrant)

/s/ MICHAEL D. WHITE
Michael D. White
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	November 2, 2018

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
2.1	Separation and Distribution Agreement, dated May 9, 2018, by and between Dover Corporation and Apergy Corporation.	8-K	2.1	May 11, 2018
3.1	Amended and Restated Certificate of Incorporation of Apergy Corporation.	8-K	3.1	May 11, 2018
3.2	Amended and Restated By-Laws of Apergy Corporation.	8-K	3.2	May 11, 2018
4.1	Indenture, dated as of May 3, 2018, between Apergy Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	May 7, 2018
4.2	Form of 6.375% Senior Notes due 2026 (included as Exhibit 1 to the Indenture filed as Exhibit 4.1).	8-K	4.2	May 7, 2018
4.3	Registration Rights Agreement, dated May 3, 2018, by and between Apergy Corporation and J.P. Morgan Securities LLC, for itself and on behalf of the several initial purchasers.	8-K	4.3	May 7, 2018
4.4	Supplemental Indenture, dated as of May 9, 2018, between the Guarantors and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	May 11, 2018
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
99.1	Information Statement of Apergy Corporation, dated April 11, 2018.	10	99.1	April 12, 2018
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith