Form 10-Q
period 2019-03-31
Apergy Corp
filed 2019-05-03
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38441
Apergy Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-3066826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2445 Technology Forest Blvd, Building 4, 12th Floor The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)
(281) 403-5772
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	APY	New York Stock Exchange

The registrant had 77,392,298 shares of common stock, $0.01 par value, outstanding as of April 30, 2019.

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

All of our forward-looking statements involve risks, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which are summarized as follows:

•	Demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Our ability to successfully compete with other companies in our industry;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	Cost inflation and availability of raw materials;

•	Changes in federal, state and local legislation and regulations relating to oil and gas development and the potential for related litigation or restrictions on our customers;

•	Changes in environmental and health and safety laws and regulations which may increase our costs, limit the demand for our products and services or restrict our operations;

•	Our ability to successfully execute potential acquisitions;

•	Potential liabilities arising out of the installation or use of our products;

•	Continuing consolidation within our customers’ industry;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Risks relating to our existing international operations and expansion into new geographical markets;

•	The impact of tariffs and other trade measures on our business;

•	Changes in domestic and foreign governmental public policies, risks associated with entry into emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits;

•	Failure to attract, retain and develop personnel for key management;

•	Credit risks related to our customer base or the loss of significant customers;

•	Our ability to protect or obtain intellectual property rights;

•	Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	Deterioration in future expected profitability or cash flows and its effect on our goodwill;

•	Risks relating to improper conduct by any of our employees, agents or business partners;

•	Fluctuations in currency markets worldwide;

•	The impact of natural disasters and other unusual weather conditions on our business; and

•	The impact of our indebtedness on our financial position and operating flexibility.

We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Product revenue	$269,534	$253,090
Service revenue	20,517	19,865
Lease and other revenue	11,640	10,171
Total revenue	301,691	283,126
Cost of goods and services	196,142	189,511
Gross profit	105,549	93,615
Selling, general and administrative expense	65,347	59,739
Interest expense, net	10,474	166
Other expense, net	1,090	2,452
Income before income taxes	28,638	31,258
Provision for income taxes	6,069	7,064
Net income	22,569	24,194
Net income attributable to noncontrolling interest	282	142
Net income attributable to Apergy	$22,287	$24,052

Earnings per share attributable to Apergy: *
Basic	$0.29	$0.31
Diluted	$0.29	$0.31
Weighted-average shares outstanding: *
Basic	77,363	77,340
Diluted	77,640	77,890
_______________________
* See Note 4—Earnings Per Share.

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$22,569	$24,194
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	1,090	(1,691)
Pension and other post-retirement benefit plans:
Net actuarial loss arising during period	(323)	—
Reclassification adjustment for net actuarial loss included in net income	67	49
Reclassification adjustment for settlement losses included in net income	355	—
Total pension and other post-retirement benefit plans (2)	99	49
Other comprehensive income (loss)	1,189	(1,642)
Comprehensive income	23,758	22,552
Comprehensive income attributable to noncontrolling interest	282	142
Comprehensive income attributable to Apergy	$23,476	$22,410
_______________________
(1) Net of income tax (expense) benefit of nil for the three months ended March 31, 2019 and 2018.
(2) Net of income tax (expense) benefit of $38 and $16 for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$28,354	$41,832
Receivables, net of allowances of $4,321 in 2019 and $5,178 in 2018	258,650	249,948
Inventories, net	232,933	218,319
Prepaid expenses and other current assets	17,861	20,211
Total current assets	537,798	530,310
Property, plant and equipment, net	244,886	244,328
Goodwill	905,255	904,985
Intangible assets, net	270,739	283,688
Other non-current assets	29,931	8,445
Total assets	1,988,609	1,971,756
Liabilities and Equity
Accounts payable	124,100	131,058
Accrued compensation and employee benefits	28,882	40,546
Accrued expenses and other current liabilities	59,291	30,391
Total current liabilities	212,273	201,995
Long-term debt	637,647	666,108
Deferred income taxes	96,469	101,724
Other long-term liabilities	37,017	20,402
Total liabilities	983,406	990,229
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 77.4 million shares issued and outstanding in 2019 and 2018	774	774
Capital in excess of par value of common stock	966,938	965,372
Retained earnings	76,454	55,829
Accumulated other comprehensive loss	(41,717)	(42,906)
Total stockholders’ equity	1,002,449	979,069
Noncontrolling interest	2,754	2,458
Total equity	1,005,203	981,527
Total liabilities and equity	$1,988,609	$1,971,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Par Value	Capital in excess of par value	Retained Earnings	Net Parent Investment in Apergy	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2017	$—	$—	$—	$1,662,052	$(26,416)	$4,749	$1,640,385
Cumulative effect of accounting changes	—	—	—	1,315	(1,315)	—	—
Net income	—	—	—	24,052	—	142	24,194
Other comprehensive loss	—	—	—	—	(1,642)	—	(1,642)
Net transfer to Dover	—	—	—	(1,635)	—	—	(1,635)
March 31, 2018	$—	$—	$—	$1,685,784	$(29,373)	$4,891	$1,661,302

	Common stock
(in thousands)	Par Value	Capital in excess of par value	Retained Earnings	Net Parent Investment in Apergy	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2018	$774	$965,372	$55,829	$—	$(42,906)	$2,458	$981,527
Cumulative effect of accounting changes (Note 2)	—	—	(1,662)	—	—	—	(1,662)
Net income	—	—	22,287	—	—	282	22,569
Other comprehensive income	—	—	—	—	1,189	—	1,189
Stock-based compensation	—	2,285	—	—	—	—	2,285
Taxes withheld on issuance of stock-based awards	—	(719)	—	—	—	—	(719)
Other	—	—	—	—	—	14	14
March 31, 2019	$774	$966,938	$76,454	$—	$(41,717)	$2,754	$1,005,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash provided (required) by operating activities:
Net income	$22,569	$24,194
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation	17,080	16,969
Amortization	12,844	12,656
Stock-based compensation	2,285	510
Impairment of held-for-sale assets	1,746	—
Deferred income taxes	(5,366)	(4,279)
Employee benefit plan expense	770	844
Other	674	426
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	(8,462)	(25,388)
Inventories	(2,229)	(9,703)
Prepaid expenses and other current assets	4,096	(1,756)
Accounts payable	(6,279)	9,452
Accrued compensation and employee benefits	(12,827)	(7,042)
Accrued expenses and other current liabilities	13,849	4,455
Leased assets and other	(20,840)	(13,773)
Net cash provided by operating activities	19,910	7,565

Cash provided (required) by investing activities:
Capital expenditures	(9,718)	(12,851)
Proceeds from sale of fixed assets	2,475	205
Purchase price adjustments on acquisition	—	53
Net cash required by investing activities	(7,243)	(12,593)

Cash provided (required) by financing activities:
Repayment of long-term debt	(25,000)	—
Distributions to Dover Corporation, net	—	(814)
Payment of finance lease obligations	(1,234)	(1,050)
Net cash required by financing activities	(26,234)	(1,864)

Effect of exchange rate changes on cash and cash equivalents	89	302

Net decrease in cash and cash equivalents	(13,478)	(6,590)
Cash and cash equivalents at beginning of period	41,832	23,712
Cash and cash equivalents at end of period	$28,354	$17,122

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SEPARATION

Apergy Corporation (“Apergy”) is a leading provider of highly engineered equipment and technologies that help companies drill for and produce oil and gas safely and efficiently around the world. Our products provide efficient functioning throughout the lifecycle of a well—from drilling to completion to production. We report our results of operations in the following reporting segments: Production & Automation Technologies and Drilling Technologies. Our Production & Automation Technologies segment offerings consist of artificial lift equipment and solutions, including rod pumping systems, electric submersible pump systems, progressive cavity pumps and drive systems and plunger lifts, as well as a full automation and digital offerings consisting of equipment, software and Industrial Internet of Things solutions for downhole monitoring, wellsite productivity enhancement and asset integrity management. Our Drilling Technologies segment offerings provide market leading polycrystalline diamond cutters and bearings that result in cost effective and efficient drilling.

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

Prior to the Separation, transactions between Apergy and Dover, with the exception of transactions discussed in Note 3—Related Party Transactions, are reflected in the condensed consolidated statements of cash flows as a financing activity in “Distributions to Dover Corporation, net.” Intercompany notes payable to Dover prior to the Separation were not settled in cash. Accordingly, no interest expense related to intercompany debt was presented in the condensed consolidated statements of income for the period presented prior to the Separation. See Note 3—Related Party Transactions for additional information.

All financial information presented after the Separation represents the consolidated results of operations, financial position and cash flows of Apergy. Accordingly, our results of operations and cash flows consist of the consolidated results of Apergy during the three months ended March 31, 2019, and the combined results of operations and cash flows during the three months ended March 31, 2018. Our balance sheets as of March 31, 2019 and December 31, 2018, reflect the consolidated balances of Apergy. Our management believes the assumptions underlying these condensed consolidated financial statements, including the assumptions regarding the allocation of corporate expenses from Dover for periods prior to the Separation, are reasonable.

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Apergy have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from our estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments unless otherwise specified) necessary for a fair presentation of our financial condition and results of operations as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2019.

Change in Accounting Estimate

Effective January 1, 2019, we changed our estimate of the useful lives surrounding certain equipment used within our leased asset program in our Production & Automation Technologies segment to better reflect the estimated periods in which the assets will remain in service. The estimated useful lives of the equipment, previously estimated at three years, was increased to five years. The effect of this change in estimate for the three months ended March 31, 2019, was a reduction in depreciation expense of $2.0 million, an increase in net income of $1.5 million, and an increase in basic and diluted earnings per share of $0.02 per share.

Revisions and Reclassifications

We revised our previously issued financial statements for the three months ended March 31, 2018 related to statement of cash flow presentation of capital leases.  The effect of the revisions was an increase of $0.2 million to cash provided by operating activities, a $0.8 million decrease to cash required by investing activities and a $1.0 million increase to cash required by financing activities. Certain prior-year amounts have been reclassified to conform to the current presentation.

NOTE 2—NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Effective January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This update requires that a lessee recognize in the statement of financial position a right-of-use asset representing its right to use the underlying asset for the lease term and a liability for future lease payments. Similar to past guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Additionally, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors is now based on an assessment of whether a lease contract is economically similar to the purchase of a non-financial asset from the perspective of control. The update also requires quantitative and qualitative disclosures to enable users to understand the amount, timing, and judgments related to leases and the related cash flows. We applied the provisions of this ASU to our lease contracts as of January 1, 2019, using the modified retrospective method of adoption. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting policies. As of January 1, 2019, we recorded operating lease right-of-use assets of $27.0 million, operating lease liabilities of $28.7 million, and a reduction to retained earnings of $1.7 million as a result of the adoption of this guidance.

We have applied the following practical expedients and elections under the new standard:

•	We elected to utilize the package of transition practical expedients, which among other things, allowed us to carry forward our historical lease classifications for existing leases.

•	For contracts in which we are a lessee, we have elected to account for each lease component and its associated non-lease components as a single lease component.

•
We elected to utilize the short term lease exemption for lease contracts with a term of less than 12 months. These contracts are excluded from the measurement of our right-of-use assets and lease liabilities and are recognized in earnings on a straight-line basis over their lease term.

Lessee accounting—Lease liabilities are measured at the lease commencement date and are based on the present value of remaining payments contractually required under the contract. Payments that are variable in nature are excluded from the measurement of our lease liabilities and are recorded as an expense as incurred. Options to renew or extend a lease are included in the measurement of our lease liabilities only when it is reasonably certain that we will exercise these rights. In estimating the present value of our lease liabilities, payments are discounted at our incremental borrowing rate (“IBR”), which has been applied utilizing a portfolio approach. We utilized information publicly available from companies within our industry with similar credit profiles to construct a company-specific yield curve in order to estimate the rate of interest we would pay to borrow at various lease terms. At lease commencement, we recognize a lease right-of-use asset equal to our lease liability, adjusted for lease payments paid to the lessor prior to the lease commencement date, and any initial direct costs incurred. Operating lease expense is recorded on a straight-line basis over the lease term. For finance leases, we amortize our right-of-use assets on a straight-line basis over the shorter of the asset’s useful life or the lease term. Additionally, interest expense is recognized each period related to the accretion of our lease liabilities over their respective lease terms.

Lessor accounting—Our lease contracts generally allow customers to rent equipment on a daily basis with no stated end date. Customers may return the equipment at any point subsequent to the lease commencement date without penalty. We account for these arrangements as a daily renewal option beginning on the lease commencement date, with the lease term determined as the period in which it is reasonably certain the option will be exercised. Based on our assessment of the lease classification criteria, our lease contracts have been classified as operating leases. Our lease contracts generally include lease and non-lease components for which each component’s standalone price is separately stated within the contract. Lease revenue is recognized on a straight-line basis over the term of the lease. Non-lease revenue is recognized in accordance with our revenue recognition accounting policy. Assets in our lease program are reported in “Property, plant, and equipment, net” on our condensed consolidated balance sheets and are depreciated over their estimated useful lives.

See Note 10—Leases for additional information related to our lease accounting. See Note 17—Cash Flow Information for additional information regarding the presentation of our leases within our condensed consolidated statements of cash flows.

Recently Issued Accounting Standards

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

NOTE 3—RELATED PARTY TRANSACTIONS

Prior to the Separation, Dover provided certain services to us including corporate executive management, human resources, information technology, facilities, tax, shared services, finance and legal services. Dover continued to provide us certain of these services on a temporary basis following the Separation under a transition services agreement. Under the transition services agreement, Apergy paid a fee to Dover for services rendered under the transition services agreement, which fee was intended to allow Dover to recover all of its direct and indirect costs generally without profit. The transition services agreement was terminated on January 31, 2019, consistent with the initial term provided within the agreement.

Financial information presented prior to the Separation does not include all the expenses that would have been incurred had Apergy been a stand-alone public company. The corporate expenses allocated by Dover to these financial statements were $5.8 million for the three months ended March 31, 2018, which were recorded in “Selling, general and administrative expense” in the condensed consolidated statement of income.

For periods prior to the Separation, transactions between Apergy and Dover are reflected in “Distributions to Dover Corporation, net” in the condensed consolidated statement of cash flows for the three months ended March 31, 2018, as a financing activity. Revenue with Dover and its affiliates were not material for the periods presented. We recognized royalty expense of $2.3 million for the three months ended March 31, 2018, related to the use of Dover’s intellectual property and patents which was included in “Other expense, net” in the condensed consolidated statement of income. On April 1, 2018, patents and other intangibles owned by Dover related to our operations transferred to Apergy, and consequently, Apergy no longer incurred royalty charges related to these assets from Dover.

NOTE 4—EARNINGS PER SHARE

On May 9, 2018, 77,339,828 shares of our common stock were distributed to Dover stockholders in conjunction with the Separation. See Note 1—Basis of Presentation and Separation for additional information. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed the shares issued in conjunction with the Separation to be outstanding as of the beginning of each period prior to the Separation. In addition, we have assumed the potential dilutive securities outstanding as of May 8, 2018, were outstanding and fully dilutive in each of the periods with positive income prior to the Separation.

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Net income attributable to Apergy	$22,287	$24,052

Weighted-average number of shares outstanding	77,363	77,340
Dilutive effect of stock-based compensation	277	550
Total shares and dilutive securities	77,640	77,890

Basic earnings per share attributable to Apergy	$0.29	$0.31
Diluted earnings per share attributable to Apergy	$0.29	$0.31

NOTE 5—INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Raw materials	$57,951	$52,057
Work in progress	12,332	11,416
Finished goods	188,174	180,624
	258,457	244,097
LIFO and valuation adjustments	(25,524)	(25,778)
Inventories, net	$232,933	$218,319

NOTE 6—DEBT

Long-term debt consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Revolving credit facility	$—	$—
Term loan facility	345,000	370,000
6.375% Senior Notes due 2026	300,000	300,000
Finance lease obligations	3,607	7,485
Total	648,607	677,485
Net unamortized discounts and issuance costs	(10,960)	(11,377)
Total long-term debt	$637,647	$666,108

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

In connection with the Separation, we entered into agreements with Dover that govern the treatment between Dover and us for certain indemnification matters and litigation responsibility. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and to place financial responsibility for the obligations and liabilities of Dover’s business with Dover. The separation and distribution agreement also establishes procedures for handling claims subject to indemnification and related matters. In addition, pursuant to the tax matters agreement, we have agreed to indemnify Dover and its affiliates against any and all tax-related liabilities incurred by them relating to the Separation and/or certain related transactions to the extent caused by an acquisition of Apergy stock or assets or by any other action or failure to act undertaken by Apergy or its affiliates.

As of March 31, 2019 and December 31, 2018, we had $11.9 million and $3.6 million, respectively, of outstanding letters of credit, surety bonds and guarantees which expire at various dates through 2024. These financial instruments are primarily maintained as security for insurance, warranty and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation

Environmental matters that are probable and estimable were not material as of March 31, 2019 and December 31, 2018. Environmental matters relate to ongoing remedial activities performed in cooperation with regulatory authorities.

We are a party to a number of legal proceedings incidental to our businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of our products, patent infringement, employment matters, and commercial disputes. We review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and accrued to-date, and the availability and extent of insurance coverage. We accrue a liability for legal matters that are probable and estimable, and as of March 31, 2019 and December 31, 2018, these liabilities were not material. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 8—STOCKHOLDERS' EQUITY

Capital stock—The following is a summary of our capital stock activity:

(in thousands)	Common Stock
December 31, 2018	77,353
Shares issued—share-based compensation	39
March 31, 2019	77,392

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2017	$(21,936)	$(4,480)	$(26,416)
Reclassification adjustment for cumulative effect of change in accounting principle	—	(1,315)	(1,315)
Other comprehensive loss before reclassifications, net of tax	(1,691)	—	(1,691)
Reclassification adjustment for net losses included in net income, net of tax	—	49	49
Other comprehensive income (loss), net of tax	(1,691)	49	(1,642)
March 31, 2018	$(23,627)	$(5,746)	$(29,373)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2018	$(36,146)	$(6,760)	$(42,906)
Other comprehensive income (loss) before reclassifications, net of tax	1,090	(323)	767
Reclassification adjustment for net losses included in net income, net of tax	—	422	422
Other comprehensive income, net of tax	1,090	99	1,189
March 31, 2019	$(35,056)	$(6,661)	$(41,717)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended March 31,		Affected line items on the condensed consolidated statements of income
(in thousands)	2019	2018
Amortization of actuarial loss (1)	$91	$65	Other expense, net
Settlement loss (1)	486	—	Other expense, net
Total before tax	577	65	Income before income taxes
Tax benefit	(155)	(16)	Provision for income taxes
	$422	$49	Net income
_______________________
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (See Note 12—Employee Benefit Plans for additional information).

NOTE 9—REVENUE

Disaggregation of Revenue
Revenue disaggregated by end market in each of our reporting segments was as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Drilling Technologies	$77,535	$69,231
Production & Automation Technologies:
Artificial lift	172,104	166,544
Digital products	31,290	24,363
Other production equipment	21,005	24,696
Intra-segment eliminations	(243)	(1,708)
	224,156	213,895
Total revenue	$301,691	$283,126

Revenue disaggregated by geography was as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
United States	$232,555	$220,442
Canada	18,915	22,584
Middle East	13,604	10,338
Europe	16,959	9,022
Latin America	7,722	7,686
Asia-Pacific	5,545	6,070
Other	6,391	6,984
Total revenue	$301,691	$283,126

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Contract assets	$3,504	$4,571
Contract liabilities - current	8,150	5,863

NOTE 10—LEASES

Lessee Accounting

We have operating and finance leases for real estate, vehicles and equipment. Certain of our vehicle leases include residual value guarantees, which have been excluded from the measurement of our lease liabilities as we do not believe it is probable they will be paid at the end of the lease. Our real estate and vehicle leases will generally include options to renew or extend the lease term at our discretion. These options are included in the measurement of our lease liabilities only when it is reasonably certain that we will exercise these rights.

Balance sheet presentation—Leases are presented in our condensed consolidated balance sheet as follows:

(in thousands)	Balance Sheet Classification	March 31, 2019
Right-of Use Assets:
Finance leases	Property, plant, and equipment, net	$7,247
Operating leases (1)	Other non-current assets	21,534
Total lease right-of-use assets		$28,781
Lease Liabilities:
Finance leases - current	Accrued expenses and other current liabilities	$4,301
Finance leases	Long-term debt	3,607
Operating leases - current (1)	Accrued expenses and other current liabilities	7,234
Operating leases (1)	Other long-term liabilities	17,093
Total lease liabilities		$32,235
_______________________
(1) Operating lease right-of-use assets and operating lease liabilities classified as held for sale have been excluded. As of March 31, 2019, we reclassified $3.6 million of operating lease right-of-use assets to “Prepaid expenses and other current assets” and $3.6 million of operating lease liabilities to “Accrued expenses and other current liabilities” on our condensed consolidated balance sheet. Refer to Note 14—Fair Value Measurements for additional information.

Components of total lease cost—Components of total lease cost were as follows:

(in thousands)	Three Months Ended March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$1,327
Interest on lease liabilities	120
Operating lease cost	2,677
Short-term lease cost	1,015
Variable lease cost	1,047
Sublease income	(89)
Total net lease cost	$6,097

Lease term and discount rate—Our weighted-average remaining lease term and weighted-average discount rate for operating and finance leases are as follows:

March 31, 2019
Weighted-average remaining lease term (years):
Operating lease	4.9
Finance lease	2.2
Weighted-average discount rate:
Operating lease	6.7%
Finance lease	5.3%

Maturity Analysis—Future minimum payments on our operating and finance leases as of March 31, 2019 are as follows:

(in thousands)	Operating	Finance
2019	$7,317	$3,720
2020	7,260	3,106
2021	5,086	1,355
2022	4,808	151
2023	3,663	51
Thereafter	4,908	—
Total future minimum lease payments	33,042	8,383
Interest included within lease payments	(5,101)	(475)
Lease liabilities held for sale	(3,614)	—
Total lease liabilities	$24,327	$7,908

Lessor Accounting

Lease revenue is primarily generated from our electric submersible pump (“ESP”) leased asset program within our Production & Automation Technologies segment. Our lease contracts generally allow customers to rent equipment on a daily basis with no stated end date. Customers may return the equipment at any point subsequent to the lease commencement date without penalty. We account for these arrangements as a daily renewal option beginning on the lease commencement date, with the lease term determined as the period in which it is reasonably certain the option will be exercised. The average length of these arrangements generally range from six months to nine months.

Leased assets—Components of our leased assets are as follows:

(in thousands)	March 31, 2019
Property, plant, and equipment	$160,767
Accumulated depreciation	(64,692)
Property, plant, and equipment, net	$96,075

Depreciation expense on our leased assets was $8.7 million for the three months ended March 31, 2019.

NOTE 11—INCOME TAXES

Prior to the Separation, the operations of Apergy were included in Dover’s U.S. combined federal and state income tax returns. Income tax expense is presented in these condensed consolidated financial statements as if Apergy filed its own tax returns in each jurisdiction. These statements include tax losses and tax credits that may not reflect tax positions taken by Dover. In many cases, tax losses and tax credits generated by Apergy prior to the Separation have been utilized by Dover.

Our income tax provision reflected effective tax rates of 21.2% and 22.6% for the three months ended March 31, 2019 and 2018, respectively. The year-over-year decrease in the effective tax rates was primarily due to tax benefits for stock compensation and favorable U.S. state tax rate changes.

NOTE 12—EMPLOYEE BENEFIT PLANS

Prior to the Separation, certain of our employees participated in defined benefit and non-qualified plans sponsored by Dover, which included participants of other Dover subsidiaries. For periods prior to the Separation, we accounted for such plans as multi-employer benefit plans and recorded a proportionate share of the cost in our condensed consolidated statements of income.

For plans accounted for as single employer plans, components of our net periodic benefit cost were as follows:

	Pensions		Other post-retirement benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Service cost	$194	$31	$—	$—
Interest cost	155	33	126	112
Expected return on plan assets	(190)	(56)	—	—
Amortization of actuarial loss	40	14	50	51
Amortization of transition obligation	1	—	—	—
Settlement loss	486	—	—	—
Other	(39)	—	(53)	—
Net periodic benefit cost	$647	$22	$123	$163

NOTE 13—EQUITY AND CASH INCENTIVE PROGRAM

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

Stock-based compensation expense is reported within “Selling, general and administrative expense” in the condensed consolidated statements of income. Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Stock-based compensation expense	$2,285	$510
Tax benefit	(558)	(113)
Stock-based compensation expense, net of tax	$1,727	$397

A summary of activity relating to our share-based awards for the three months ended March 31, 2019, is as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units
Outstanding at January 1, 2019	477,950	86,817	414,840
Granted	—	92,919	152,324
Forfeited	—	—	(622)
Exercised / Vested	(42,474)	—	(42,083)
Outstanding at March 31, 2019	435,476	179,736	524,459

NOTE 14—FAIR VALUE MEASUREMENTS

We had no outstanding derivative contracts as of March 31, 2019 and December 31, 2018. Other assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, were not significant; thus, no fair value disclosures are presented.

The fair value, based on Level 1 quoted market rates, of our Senior Notes was approximately $303.9 million at March 31, 2019, as compared to the $300.0 million face value of the debt. The fair value, based on Level 2 quoted market rates, of our term loan facility was approximately $343.1 million at March 31, 2019, as compared to the $345.0 million face value of the debt.

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value due to their short-term nature.

Assets Held For Sale

During the three months ended March 31, 2019, we classified our pressure vessel manufacturing business in our Production & Automated Technologies segment as held for sale. We recognized an impairment loss of $1.7 million during the three months ended March 31, 2019, which was recorded in “Selling, general and administrative expense” in the condensed consolidated statement of income, to adjust the carrying amount of the disposal group to fair value. The fair value was determined by a negotiated selling price through a non-binding expression of interest with a third party, a Level 3 input. As of March 31, 2019, we reclassified $3.9 million of assets to “Prepaid expenses and other current assets” and $3.9 million of liabilities to “Accrued expenses and other current liabilities” on our condensed consolidated balance sheet.

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

NOTE 15—SEGMENT INFORMATION

We report our results of operations in the following reporting segments: Production & Automation Technologies and Drilling Technologies. Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Segment revenue:
Production & Automation Technologies	$224,156	$213,895
Drilling Technologies	77,535	69,231
Total revenue	$301,691	$283,126

Income before income taxes:
Segment operating profit:
Production & Automation Technologies	$16,163	$9,872
Drilling Technologies	26,806	24,189
Total segment operating profit	42,969	34,061
Corporate expense and other (1)	3,857	2,637
Interest expense, net	10,474	166
Income before income taxes	$28,638	$31,258
_______________________

(1)
Corporate expense and other includes costs not directly attributable or allocated to our reporting segments such as corporate executive management and other administrative functions, costs related to our Separation from Dover and the results attributable to our noncontrolling interest.

NOTE 16—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Apergy Corporation has senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by certain 100-percent-owned subsidiaries of Apergy on a joint and several basis. The following financial information presents the results of operations, financial position and cash flows for:

•	Apergy Corporation (issuer);

•	100-percent-owned guarantor subsidiaries;

•	All other non-guarantor subsidiaries; and

•	Adjustments and eliminations necessary to present Apergy results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.

	Three Months Ended March 31, 2019
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Product revenue	$—	$243,137	$26,397	$—	$269,534
Service revenue	—	13,342	7,175	—	20,517
Lease, related party and other revenue	—	15,438	5,125	(8,923)	11,640
Total revenue	—	271,917	38,697	(8,923)	301,691
Cost of goods and services	—	171,658	33,585	(9,101)	196,142
Gross profit	—	100,259	5,112	178	105,549
Selling, general and administrative expense	61	59,729	5,557	—	65,347
Interest expense, net	10,328	136	10	—	10,474
Other expense, net	—	295	790	5	1,090
Income (loss) before income taxes and equity in earnings of affiliates	(10,389)	40,099	(1,245)	173	28,638
Provision for (benefit from) income taxes	(2,374)	8,696	(291)	38	6,069
Income (loss) before equity in earnings of affiliates	(8,015)	31,403	(954)	135	22,569
Equity in earnings of affiliates	30,302	4,883	6,753	(41,938)	—
Net income	22,287	36,286	5,799	(41,803)	22,569
Net income attributable to noncontrolling interest	—	—	282	—	282
Net income attributable to Apergy	$22,287	$36,286	$5,517	$(41,803)	$22,287
Comprehensive income attributable to Apergy	$23,476	$36,953	$6,041	$(42,994)	$23,476

	Three Months Ended March 31, 2018
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Product revenue	$—	$225,252	$27,838	$—	$253,090
Service revenue	—	12,975	6,890	—	19,865
Lease, related party and other revenue	—	15,498	4,048	(9,375)	10,171
Total revenue	—	253,725	38,776	(9,375)	283,126
Cost of goods and services	—	164,436	33,743	(8,668)	189,511
Gross profit	—	89,289	5,033	(707)	93,615
Selling, general and administrative expense	—	54,349	5,390	—	59,739
Interest expense, net	—	152	14	—	166
Other expense, net	—	2,531	(79)	—	2,452
Income (loss) before income taxes and equity in earnings of affiliates	—	32,257	(292)	(707)	31,258
Provision for income taxes	—	6,712	500	(148)	7,064
Income (loss) before equity in earnings of affiliates	—	25,545	(792)	(559)	24,194
Equity in earnings of affiliates	24,052	5,473	6,034	(35,559)	—
Net income	24,052	31,018	5,242	(36,118)	24,194
Net income attributable to noncontrolling interest	—	—	142	—	142
Net income attributable to Apergy	$24,052	$31,018	$5,100	$(36,118)	$24,052
Comprehensive income attributable to Apergy	$22,410	$31,405	$3,085	$(34,490)	$22,410

	March 31, 2019
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Assets
Cash and cash equivalents	$108	$18,682	$9,564	$—	$28,354
Receivables	408	232,126	35,342	(9,226)	258,650
Inventories, net	—	200,296	34,091	(1,454)	232,933
Prepaid expenses and other current assets	25,912	14,285	3,566	(25,902)	17,861
Total current assets	26,428	465,389	82,563	(36,582)	537,798
Property, plant and equipment, net	—	232,376	12,510	—	244,886
Goodwill	—	633,771	271,484	—	905,255
Advances due from affiliates	572,360	23,805	84,720	(680,885)	—
Investment in subsidiaries	1,045,293	690,693	551,118	(2,287,104)	—
Intangible assets, net	—	189,344	81,395	—	270,739
Other non-current assets	3,765	18,269	7,897	—	29,931
Total assets	1,647,846	2,253,647	1,091,687	(3,004,571)	1,988,609
Liabilities and Equity
Accounts payable	19	111,825	21,482	(9,226)	124,100
Accrued compensation and employee benefits	—	24,341	4,541	—	28,882
Accrued expenses and other current liabilities	8,832	71,986	5,829	(27,356)	59,291
Total current liabilities	8,851	208,152	31,852	(36,582)	212,273
Advances due to affiliates	—	657,077	23,808	(680,885)	—
Long-term debt	634,041	3,499	107	—	637,647
Deferred income taxes	—	76,433	20,036	—	96,469
Other long-term liabilities	—	31,591	5,426	—	37,017
Total liabilities	642,892	976,752	81,229	(717,467)	983,406
Equity:
Stockholders’ capital	1,004,954	1,283,583	1,042,733	(2,287,104)	1,044,166
Accumulated other comprehensive loss	—	(6,688)	(35,029)	—	(41,717)
Total stockholders’ equity	1,004,954	1,276,895	1,007,704	(2,287,104)	1,002,449
Noncontrolling interest	—	—	2,754	—	2,754
Total equity	1,004,954	1,276,895	1,010,458	(2,287,104)	1,005,203
Total liabilities and equity	$1,647,846	$2,253,647	$1,091,687	$(3,004,571)	$1,988,609

	December 31, 2018
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Assets
Cash and cash equivalents	$108	$27,533	$14,191	$—	$41,832
Receivables	1,743	230,230	35,019	(17,044)	249,948
Inventories, net	—	189,015	30,936	(1,632)	218,319
Prepaid expenses and other current assets	24,583	17,064	3,106	(24,542)	20,211
Total current assets	26,434	463,842	83,252	(43,218)	530,310
Property, plant and equipment, net	—	231,373	12,955	—	244,328
Goodwill	—	633,771	271,214	—	904,985
Advances due from affiliates	600,802	14,185	82,889	(697,876)	—
Investment in subsidiaries	1,013,869	687,691	545,298	(2,246,858)	—
Intangible assets, net	—	198,531	85,157	—	283,688
Other non-current assets	3,996	2,371	2,078	—	8,445
Total assets	1,645,101	2,231,764	1,082,843	(2,987,952)	1,971,756
Liabilities and Equity
Accounts payable	22	114,745	33,335	(17,044)	131,058
Accrued compensation and employee benefits	—	35,278	5,268	—	40,546
Accrued expenses and other current liabilities	4,929	46,722	4,914	(26,174)	30,391
Total current liabilities	4,951	196,745	43,517	(43,218)	201,995
Advances due to affiliates	—	683,700	14,176	(697,876)	—
Long-term debt	658,623	7,363	122	—	666,108
Deferred income taxes	—	81,296	20,428	—	101,724
Other long-term liabilities	—	19,441	961	—	20,402
Total liabilities	663,574	988,545	79,204	(741,094)	990,229
Equity:
Stockholders’ capital	981,527	1,250,573	1,036,733	(2,246,858)	1,021,975
Accumulated other comprehensive loss	—	(7,354)	(35,552)	—	(42,906)
Total stockholders’ equity	981,527	1,243,219	1,001,181	(2,246,858)	979,069
Noncontrolling interest	—	—	2,458	—	2,458
Total equity	981,527	1,243,219	1,003,639	(2,246,858)	981,527
Total liabilities and equity	$1,645,101	$2,231,764	$1,082,843	$(2,987,952)	$1,971,756

	Three Months Ended March 31, 2019
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Cash provided (required) by operating activities	$(3,443)	$35,456	$(12,103)	$—	$19,910

Cash provided (required) by investing activities:
Capital expenditures	—	(9,296)	(422)	—	(9,718)
Proceeds from sale of fixed assets	—	2,467	8	—	2,475
Net cash required by investing activities	—	(6,829)	(414)	—	(7,243)

Cash provided (required) by financing activities:
Repayment of long-term debt	(25,000)	—	—	—	(25,000)
Advances due to (from) affiliates	28,443	(36,244)	7,801	—	—
Payments of finance lease obligations	—	(1,234)	—	—	(1,234)
Net cash provided (required) by financing activities	3,443	(37,478)	7,801	—	(26,234)

Effect of exchange rate changes on cash and cash equivalents	—	—	89	—	89

Net decrease in cash and cash equivalents	—	(8,851)	(4,627)	—	(13,478)
Cash and cash equivalents at beginning of period	108	27,533	14,191	—	41,832
Cash and cash equivalents at end of period	$108	$18,682	$9,564	$—	$28,354

	Three Months Ended March 31, 2018
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Cash provided by operating activities	$1,450	$1,627	$4,340	$148	$7,565

Cash provided (required) by investing activities:
Capital expenditures	—	(12,626)	(225)	—	(12,851)
Proceeds from sale of fixed assets	—	200	5	—	205
Purchase price adjustments on acquisition	—	—	53	—	53
Net cash required by investing activities	—	(12,426)	(167)	—	(12,593)

Cash provided (required) by financing activities:
Advances due to (from) affiliates	—	(2,905)	2,905	—	—
Distributions to Dover Corporation, net	(1,450)	12,401	(11,617)	(148)	(814)
Payments of finance lease obligations	—	(1,050)	—	—	(1,050)
Net cash required by financing activities	(1,450)	8,446	(8,712)	(148)	(1,864)

Effect of exchange rate changes on cash and cash equivalents	—	—	302	—	302

Net decrease in cash and cash equivalents	—	(2,353)	(4,237)	—	(6,590)
Cash and cash equivalents at beginning of period	—	5,763	17,949	—	23,712
Cash and cash equivalents at end of period	$—	$3,410	$13,712	$—	$17,122

NOTE 17—CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

(in thousands)	Statement of Cash Flows Classification	March 31, 2019
Cash information:
Cash required by operating leases	Operating	$1,971
Cash required by finance leases - interest	Operating	120
Cash required by finance leases - principal	Financing	1,234
Non-cash information:
Operating lease additions (1)	Non-cash	29,206
Finance lease additions	Non-cash	1,326
_______________________
(1) Operating lease additions include lease liabilities recognized at the time of adoption. Refer to Note 2—New Accounting Standards for additional information.

Lease program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our lease program. During the three months ended March 31, 2019, we transferred $19.8 million of inventory into property, plant, and equipment as a result of assets entering our leased asset program, which is accounted for as a non-cash activity within our condensed consolidated statement of cash flows.

Expenditures for assets that are expected to be placed into our leased asset program and with a useful life of less than one year are reported in “Leased assets and other” in the operating section of our condensed consolidated statement of cash flows. Additionally, cash receipts related to the recovery of net book value from the sale of assets on lease are presented in “Lease assets and other” in the operating section of our condensed consolidated statements of cash flows.

Expenditures for assets that are expected to be placed into our lease asset program and with a useful life of greater than one year are reported in “Capital expenditures” in the investing section of our condensed consolidated statements of cash flows. During the three months ended March 31, 2019 and 2018, we purchased $5.8 million, and $6.2 million, respectively, of assets with a useful life of greater than one year that are expected to be placed into our leased asset program.

Sale of assets

In March 2019, we sold a property classified as held for sale. Net proceeds of $2.1 million were received upon the close of the transaction, resulting in a gain that was not material to the condensed consolidated statement of income during the three months ended March 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is our analysis of our financial performance, financial condition and significant trends that may affect our future performance. It should be read in conjunction with the consolidated financial statements, and notes thereto, included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to Apergy’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook,” “guidance,” “potential,” “target,” “forecast” and similar expressions, including the negative thereof. We do not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.”

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

Basis of Presentation

Refer to Note 1—Basis of Presentation and Separation for information on the basis of presentation of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Business Environment

Our business provides a broad range of technologies and products for the oil and gas drilling and production industry and, as a result, is substantially dependent upon activity levels in the oil and gas industry. Demand for our offerings is impacted by overall global demand for oil and gas, ongoing depletion rates of existing wells which produce oil and gas, and our customers’ willingness to invest in the development and production of oil and gas resources. Our customers determine their operating and capital budgets based primarily on current and future crude oil and natural gas prices, U.S. and worldwide rig count and U.S. well completions. Crude oil and natural gas prices are impacted by geopolitical, macroeconomic and local events and have historically been subject to substantial volatility and cyclicality. Future higher oil and gas prices typically translate into higher exploration and production budgets. Rig count, footage drilled and exploration and production investment by oil and gas operators have often been used as leading indicators for the level of drilling and development activity in the oil and gas sector.

Market Conditions and Outlook

Crude oil prices increased for the third consecutive month in March 2019 after a significant weakening during the fourth quarter of 2018. Increasing crude oil supply disruptions and voluntary reductions in oil production from OPEC members are among the recent price drivers in the crude oil market. In addition, positive manufacturing economic indicators in the United States and China are all factors which are likely to lead to global oil markets returning to more balanced conditions during the latter half of 2019. We expect low to modest growth in rig count, primarily from international rig counts, as well as footage drilled, in 2019 as the supply and demand for oil and gas become more balanced. We believe that demand for oil and gas will continue to grow in 2019 and commodity prices will remain constructive. We remain focused on (i) growing our ESP product line in the U.S. unconventional markets, (ii) capitalizing on well conversions to rod lift as well production declines, particularly in the Permian basin, (iii) further adoption of our “fit-for-purpose” digital products to improve our customers’ productivity and economics, (iv) continued innovation and advancement of our technology in diamond sciences, and (v) continued adoption of our diamond bearings offering for downhole applications. We believe our growth initiatives will allow us to meet our operational and financial growth targets in 2019.

Tariffs instituted by the U.S. government, and retaliatory tariffs and other trade restrictions by other countries, introduce uncertainty to our business since some of our products are impacted by the tariffs. We are actively working to mitigate the impacts of higher costs through various measures, including customer price increases, supplier price concessions and stronger supplier relationships, as well as operational productivity improvement initiatives.

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

Average oil and gas prices, rig counts and aggregate well completions are summarized below:

	2018					2019
	Q1	Q2	Q3	Q4	FY	Q1	YTD
WTI Crude (per bbl) (a)	$62.91	$68.07	$69.69	$59.50	$65.04	$54.82	$54.82
Brent Crude (per bbl) (a)	66.86	74.53	75.08	67.99	71.12	63.10	63.10
Henry Hub Natural Gas (per mmBtu) (a)	3.08	2.85	2.93	3.77	3.16	2.92	2.92

U.S. Rig Count (b)	966	1,039	1,051	1,073	1,032	1,043	1,043
Canada Rig Count (b)	269	108	209	179	191	183	183
International Rig Count (b)	970	968	1,003	1,011	988	1,030	1,030
Worldwide Rig Count	2,205	2,115	2,263	2,263	2,211	2,256	2,256

Aggregate U.S. Well Completions (a)	3,364	3,787	3,787	3,809	14,747	3,931	3,931
_______________________
(a) Source: U.S. Energy Information Administration (EIA), as of April 16, 2019.
(b) Source: Baker Hughes Rig Count, as of April 16, 2019.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$301,691	$283,126	18,565	6.6
Cost of goods and services	196,142	189,511	6,631	3.5
Gross profit	105,549	93,615	11,934	12.7
Selling, general and administrative expense	65,347	59,739	5,608	9.4
Interest expense, net	10,474	166	10,308	*
Other expense, net	1,090	2,452	(1,362)	*
Income before income taxes	28,638	31,258	(2,620)	(8.4)
Provision for income taxes	6,069	7,064	(995)	(14.1)
Net income	22,569	24,194	(1,625)	(6.7)
Net income attributable to noncontrolling interest	282	142	140	*
Net income attributable to Apergy	$22,287	$24,052	(1,765)	(7.3)

Gross profit margin	35.0%	33.1%		190 bps.
SG&A expense, percent of revenue	21.7%	21.1%		60 bps.
Effective tax rate	21.2%	22.6%		(140) bps.
_______________________

*	Not meaningful

Revenue. Revenue for the first quarter of 2019 increased $18.6 million, or 6.6%, year-over-year driven by volume growth in both our Production & Automation Technologies and Drilling Technologies segments. Production & Automation Technologies’ revenue increased primarily due to higher sales volume associated with artificial lift and digital offerings as oil and gas markets continued to improve, particularly U.S. rig count and well completion activity. Drilling Technologies’ revenue increased primarily due to higher volumes driven by higher worldwide rig counts and footage drilled, combined with continued customer adoption of our diamond bearings technology.

Gross profit. Gross profit for the first quarter of 2019 increased $11.9 million, or 12.7%, year-over-year, reflecting benefits of higher sales volumes in both our Production & Automation Technologies and Drilling Technologies segments, combined with the realization of productivity initiatives, partially offset by higher material costs.

Selling, general and administrative expense. Selling, general and administrative expense in the first quarter of 2019 increased $5.6 million, or 9.4%, year-over-year, primarily due to higher headcount in support of our growth initiatives, $1.8 million of stock compensation expense, $2.3 million in professional fees, and $1.7 million in impairment charges related to the held-for-sale classification of our pressure vessel manufacturing business in our Production & Automation Technologies segment.

Interest expense, net. Interest expense, net in the first quarter of 2019 increased $10.3 million year-over-year due to issuances of our term loan facility and senior notes during the second quarter of 2018.

Other expense, net. Other expense, net in the first quarter of 2019 decreased $1.4 million year-over-year due to the absence of the $2.3 million royalty charge from Dover, partially offset by a $0.5 million settlement loss in our pension plans incurred during the first quarter of 2019.

Provision for income taxes. The effective tax rates for the first quarter of 2019 and 2018 were 21.2% and 22.6%, respectively. The year-over-year decrease in the effective tax rates was primarily due to tax benefits for stock compensation and favorable U.S. state tax rate changes.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

 Production & Automation Technologies

	Three Months Ended March 31,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$224,156	$213,895	10,261	4.8
Operating profit	16,163	9,872	6,291	63.7
Operating profit margin	7.2%	4.6%		260 bps.

Depreciation and amortization	$27,293	$26,758	535	2.0
Royalty expense	—	2,277	(2,277)	*
Restructuring and other related charges	2,642	482	2,160	*

Bookings	$219,465	$216,934	2,531	1.2
______________________

*	Not meaningful

Revenue. Production & Automation Technologies revenue increased $10.3 million, or 4.8%, year-over-year, driven by broad-based volume growth in our artificial lift offering, particularly from further penetration in the U.S. onshore electrical submersible pump market and international offerings. The increase in revenue was also due to increased customer spending as oil and gas markets improved, particularly U.S. rig count and well completion activity. Revenue from our digital portfolio increased primarily due to expansion of our products and increased customer adoption, led mostly by growth in our downhole monitoring and asset integrity management products.

Operating profit. Production & Automation Technologies operating profit increased $6.3 million year-over-year. The increase in operating profit was primarily driven by higher revenue from growth in sales volume in both our artificial lift and digital offerings. The increase in operating profit was also due to productivity savings, partially offset by higher material costs related to aluminum and steel and a $1.7 million impairment charge related to the held-for-sale classification of our pressure vessel manufacturing business. Operating profit during the first quarter of 2019 benefitted from the absence of the royalty charge from Dover, which terminated on April 1, 2018.

Drilling Technologies

	Three Months Ended March 31,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$77,535	$69,231	8,304	12.0
Operating profit	26,806	24,189	2,617	10.8
Operating profit margin	34.6%	34.9%		(30) bps.

Depreciation and amortization	$2,509	$2,867	(358)	(12.5)

Bookings	$78,586	$69,184	9,402	13.6
Revenue. Drilling Technologies revenue increased $8.3 million, or 12.0%, year-over-year primarily due to improved volumes driven by slightly higher worldwide rig counts and continued customer adoption of our diamond bearings technology.

Operating profit. Drilling Technologies operating profit increased $2.6 million year-over-year primarily due to higher revenue and overall operational productivity gains. Partially offsetting the increase in operating profit was a decrease due to product mix, higher input costs, including tariffs, and additional corporate costs which did not exist in the first quarter of 2018.

CAPITAL RESOURCES AND LIQUIDITY

As of March 31, 2019, approximately 35% of our cash balances were held outside the United States primarily for working capital and operational support needs. All of our cash held outside the United States could be repatriated; however, we have not provided for foreign withholding taxes on our undistributed foreign earnings from jurisdictions which impose such taxes since we have determined that such earnings are indefinitely reinvested in those jurisdictions.

We have historically generated, and expect to continue to generate, positive cash flow from operations. We expect to meet the continuing funding requirements of our operations with cash generated by such operations and our revolving credit facility. Refer to “Capital Resources and Liquidity—Outlook” below for information related to our revolving credit facility.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash provided by operating activities	$19,910	$7,565
Cash required by investing activities	(7,243)	(12,593)
Cash required by financing activities	(26,234)	(1,864)
Effect of exchange rate changes on cash and cash equivalents	89	302
Net decrease in cash and cash equivalents	$(13,478)	$(6,590)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2019 and 2018, was $19.9 million and $7.6 million, respectively. The increase in cash provided by operating activities was primarily driven by improvements in our working capital position.

Refer to Note 17—Cash Flow Information for additional information related to cash flow presentation of our lease asset program.

Investing Activities

For the three months ended March 31, 2019 and 2018, we used cash from investing activities of $7.2 million and $12.6 million, respectively. The decrease in cash used by investing activities was primarily due to higher growth and maintenance capital infrastructure spending in the first quarter of 2018.

Financing Activities

Cash used in financing activities of $26.2 million for the three months ended March 31, 2019, was the result of a $25.0 million repayment on our term loan and $1.2 million of payments of finance lease obligations. Cash used in financing activities of $1.9 million for the three months ended March 31, 2018, was the result of distributions to Dover and payments of finance lease obligations.

Debt and Liquidity

Senior Notes—Refer to Note 10—Debt included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018, for information related to our Senior Notes.

Senior Secured Credit Facilities—In May 2018, Apergy entered into a credit agreement (“credit agreement”) governing the terms of its senior secured credit facilities, consisting of (i) a seven-year senior secured term loan B facility (“term loan facility”) and (ii) a five-year senior secured revolving credit facility (“revolving credit facility,” and together with the term loan facility, the “senior secured credit facilities”). Refer to Note 10—Debt included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018, for additional information related to our senior secured credit facilities.

During the three months ended March 31, 2019, we repaid $25 million of our term loan facility.

Revolving Credit Facility. A summary of our revolving credit facility at March 31, 2019, was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$250.0	$—	$5.1	$244.9	May 2023

As of March 31, 2019, we were in compliance with all restrictive covenants under our revolving credit facility.

Outlook

We expect to generate our liquidity and capital resources through operations and, when needed, through our revolving credit facility. We have $244.9 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short- and long-term needs with a combination of cash on hand, cash generated from operations, our use of our revolving credit facility and access to capital markets.

Over the next year, we expect to fund our organic capital expenditure needs and reduce our leverage through earnings growth and further debt reduction. We continue to focus on improving our customer collection efforts and overall working capital efficiency to improve our cash flow position. In 2019 we project spending approximately 2.5 percent of revenue for infrastructure related capital expenditures and maintenance and an additional $20 million to $25 million for capital investments directed at expanding our portfolio of electric submersible pump leased assets.

We continue to evaluate acquisitions that meet our strategic priorities, expand our technology and product portfolio, improve our cost position or productivity, or broaden our geographic reach.

OFF-BALANCE SHEET ARRANGEMENTS

Information related to guarantees is incorporated herein by reference from Note 7—Commitments And Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our critical accounting estimates. During the three months ended March 31, 2019, there were no changes to our identified critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2—New Accounting Standards to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Apergy, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposure to market risk has not materially changed since December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2019.

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 1A. RISK FACTORS

There have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Quarterly Report on Form 10-Q for the period ended March 31, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APERGY CORPORATION
(Registrant)

/s/ MICHAEL D. WHITE
Michael D. White
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	May 3, 2019

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith