Form 10-Q
period 2019-06-30
Apergy Corp
filed 2019-07-29
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or
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

The registrant had 77,459,846 shares of common stock, $0.01 par value, outstanding as of July 25, 2019.

APERGY CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “anticipate,” “expect,” “may,” “intend,” “foresee,” “guidance,” “estimate,” “potential,” “outlook,” “plan,” “should,” “would,” “could,” “target,” “forecast” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking statements. Forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve risks, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, including the following:

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

We undertake no obligation to publicly update, revise or correct any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required under the federal securities laws.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Product revenue	$273,513	$271,758	$543,047	$524,847
Service revenue	20,831	21,678	41,348	41,543
Lease and other revenue	11,710	12,414	23,350	22,586
Total revenue	306,054	305,850	607,745	588,976
Cost of goods and services	196,285	202,171	392,427	391,682
Gross profit	109,769	103,679	215,318	197,294
Selling, general and administrative expense	66,642	65,671	131,977	125,168
Interest expense, net	10,057	6,062	20,531	6,229
Other expense, net	2,676	499	3,778	3,192
Income before income taxes	30,394	31,447	59,032	62,705
Provision for income taxes	6,544	9,372	12,613	16,436
Net income	23,850	22,075	46,419	46,269
Net income (loss) attributable to noncontrolling interest	71	(79)	353	63
Net income attributable to Apergy	$23,779	$22,154	$46,066	$46,206

Earnings per share attributable to Apergy: *
Basic	$0.31	$0.29	$0.60	$0.60
Diluted	$0.31	$0.28	$0.59	$0.59
Weighted-average shares outstanding: *
Basic	77,425	77,340	77,394	77,340
Diluted	77,632	77,770	77,636	77,904
_______________________
* See Note 4—Earnings Per Share.

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$23,850	$22,075	$46,419	$46,269
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	974	(6,874)	2,064	(8,565)
Pension and other post-retirement benefit plans:
Net actuarial gain (loss) arising during period	—	170	(323)	170
Reclassification adjustment for net actuarial loss included in net income	68	46	135	95
Reclassification adjustment for settlement losses included in net income	—	—	355	—
Total pension and other post-retirement benefit plans (2)	68	216	167	265
Other comprehensive income (loss)	1,042	(6,658)	2,231	(8,300)
Comprehensive income	24,892	15,417	48,650	37,969
Comprehensive income (loss) attributable to noncontrolling interest	71	(79)	353	63
Comprehensive income attributable to Apergy	$24,821	$15,496	$48,297	$37,906
_______________________
(1) Net of income tax (expense) benefit of nil for the three and six months ended June 30, 2019 and 2018.
(2) Net of income tax (expense) benefit of $(24) and $(54) for the three months ended June 30, 2019 and 2018, respectively, and $(179) and $(38) for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$24,336	$41,832
Receivables, net of allowances of $3,724 in 2019 and $5,178 in 2018	256,379	249,948
Inventories, net	234,254	218,319
Prepaid expenses and other current assets	14,576	20,211
Total current assets	529,545	530,310
Property, plant and equipment, net of accumulated depreciation of $413,653 in 2019 and $392,344 in 2018	250,573	244,328
Goodwill	905,885	904,985
Intangible assets, net of accumulated amortization of $395,304 in 2019 and $380,960 in 2018	257,922	283,688
Other non-current assets	31,513	8,445
Total assets	1,975,438	1,971,756
Liabilities and Equity
Accounts payable	128,664	131,058
Accrued compensation and employee benefits	30,566	40,546
Accrued expenses and other current liabilities	41,874	30,391
Total current liabilities	201,104	201,995
Long-term debt	613,301	666,108
Deferred income taxes	91,022	101,724
Other long-term liabilities	38,274	20,402
Total liabilities	943,701	990,229
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 77.5 million shares and 77.4 million shares issued and outstanding in 2019 and 2018, respectively	775	774
Capital in excess of par value of common stock	968,593	965,372
Retained earnings	100,233	55,829
Accumulated other comprehensive loss	(40,675)	(42,906)
Total stockholders’ equity	1,028,926	979,069
Noncontrolling interest	2,811	2,458
Total equity	1,031,737	981,527
Total liabilities and equity	$1,975,438	$1,971,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Par Value	Capital in excess of par value	Retained Earnings	Net Parent Investment in Apergy	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2017	$—	$—	$—	$1,662,052	$(26,416)	$4,749	$1,640,385
Cumulative effect of accounting changes	—	—	—	1,315	(1,315)	—	—
Net income	—	—	—	24,052	—	142	24,194
Other comprehensive loss	—	—	—	—	(1,642)	—	(1,642)
Net transfer to Dover	—	—	—	(1,635)	—	—	(1,635)
March 31, 2018	—	—	—	1,685,784	(29,373)	4,891	1,661,302
Net income (loss)	—	—	7,994	14,160	—	(79)	22,075
Other comprehensive loss	—	—	—	—	(6,658)	—	(6,658)
Net transfer to/from Dover	—	—	—	(737,834)	(1,450)	—	(739,284)
Reclassification of net parent investment in Apergy	—	962,110	—	(962,110)	—	—	—
Issuance of common stock	773	(773)	—	—	—	—	—
Stock-based compensation	—	851	—	—	—	—	851
Distributions to noncontrolling interest	—	—	—	—	—	(2,720)	(2,720)
Other	—	—	—	—	—	(39)	(39)
June 30, 2018	$773	$962,188	$7,994	$—	$(37,481)	$2,053	$935,527

	Common stock
(in thousands)	Par Value	Capital in excess of par value	Retained Earnings	Net Parent Investment in Apergy	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2018	$774	$965,372	$55,829	$—	$(42,906)	$2,458	$981,527
Cumulative effect of accounting changes (Note 2)	—	—	(1,662)	—	—	—	(1,662)
Net income	—	—	22,287	—	—	282	22,569
Other comprehensive income	—	—	—	—	1,189	—	1,189
Stock-based compensation	—	2,285	—	—	—	—	2,285
Taxes withheld on issuance of stock-based awards	—	(719)	—	—	—	—	(719)
Other	—	—	—	—	—	14	14
March 31, 2019	774	966,938	76,454	—	(41,717)	2,754	1,005,203
Net income	—	—	23,779	—	—	71	23,850
Other comprehensive income	—	—	—	—	1,042	—	1,042
Stock-based compensation	1	2,735	—	—	—	—	2,736
Taxes withheld on issuance of stock-based awards	—	(1,080)	—	—	—	—	(1,080)
Other	—	—	—	—	—	(14)	(14)
June 30, 2019	$775	$968,593	$100,233	$—	$(40,675)	$2,811	$1,031,737

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash provided (required) by operating activities:
Net income	$46,419	$46,269
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation	34,191	35,129
Amortization	25,873	26,330
Stock-based compensation	5,021	1,361
Impairment of held-for-sale assets	1,746	—
Loss on sale of business	2,475	—
Deferred income taxes	(10,891)	(3,479)
Employee benefit plan expense	1,135	1,842
Other	647	1,220
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	(6,115)	(53,496)
Inventories	(2,290)	(15,026)
Prepaid expenses and other current assets	3,470	(7,333)
Accounts payable	(1,506)	31,361
Accrued compensation and employee benefits	(10,570)	(3,119)
Accrued expenses and other current liabilities	49	22,657
Leased assets	(30,999)	(26,342)
Other	646	1,339
Net cash provided by operating activities	59,301	58,713

Cash provided (required) by investing activities:
Capital expenditures	(22,688)	(28,938)
Proceeds from sale of fixed assets	2,475	62
Payment on sale of business	(2,194)	—
Purchase price adjustments on acquisition	—	53
Net cash required by investing activities	(22,407)	(28,823)

Cash provided (required) by financing activities:
Proceeds from long-term debt, net of discounts	4,000	713,963
Payment of debt issue costs	—	(15,851)
Repayment of long-term debt	(54,000)	—
Distributions to Dover Corporation, net	—	(716,126)
Distribution to noncontrolling interest	—	(2,720)
Payment of finance lease obligations	(2,690)	(2,076)
Payments related to taxes withheld on stock-based compensation	(1,799)	—
Net cash required by financing activities	(54,489)	(22,810)

Effect of exchange rate changes on cash and cash equivalents	99	41

Net increase (decrease) in cash and cash equivalents	(17,496)	7,121
Cash and cash equivalents at beginning of period	41,832	23,712
Cash and cash equivalents at end of period	$24,336	$30,833

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

Separation and Distribution

On April 18, 2018, Dover Corporation’s (“Dover”) Board of Directors approved the separation of entities conducting its upstream oil and gas energy business within Dover’s Energy segment (the “Separation”) into an independent, publicly traded company named Apergy Corporation. In accordance with the separation and distribution agreement, the two companies were separated by Dover distributing to Dover’s stockholders all 77,339,828 shares of common stock of Apergy on May 9, 2018. Each Dover shareholder received one share of Apergy stock for every two shares of Dover stock held at the close of business on the record date of April 30, 2018. Following the Separation, Dover retained no ownership interest in Apergy, and each company, as of May 9, 2018, has separate public ownership, boards of directors and management.

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

All financial information presented after the Separation represents the consolidated results of operations, financial position and cash flows of Apergy. Accordingly, our results of operations and cash flows consist of the consolidated results of Apergy during the periods ended June 30, 2019 and for the period from May 9, 2018 to June 30, 2018, and the combined results of operations and cash flows for the periods prior to May 9, 2018. Our balance sheets as of June 30, 2019 and December 31, 2018, reflect the consolidated balances of Apergy. Our management believes the assumptions underlying these condensed consolidated financial statements, including the assumptions regarding the allocation of corporate expenses from Dover for periods prior to the Separation, are reasonable.

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Apergy have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Change in Accounting Estimate

Effective January 1, 2019, we changed our estimate of the useful lives surrounding certain equipment used within our leased asset program in our Production & Automation Technologies segment to better reflect the estimated periods in which the assets will remain in service. The estimated useful lives of the equipment, previously estimated at three years, was increased to five years. The effect of this change in estimate for the three months ended June 30, 2019, was a reduction in depreciation expense of $1.9 million, an increase in net income of $1.5 million, and an increase in basic and diluted earnings per share of $0.02 per share. The effect of this change in estimate for the six months ended June 30, 2019, was a reduction in depreciation expense of $4.0 million, an increase in net income of $3.0 million, and an increase in basic and diluted earnings per share of $0.04 per share.

Revisions and Reclassifications

We revised our previously issued financial statements for the six months ended June 30, 2018 related to statement of cash flow presentation of capital leases. The effect of the revisions was a decrease of $0.2 million to cash provided by operating activities, a $2.3 million decrease to cash required by investing activities and a $2.1 million increase to cash required by financing activities. Certain prior-year amounts have been reclassified to conform to the current presentation.

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

•	We elected to utilize the practical expedient to exclude sales tax from the measurement of lease revenue.

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

See Note 11—Leases for additional information related to our lease accounting. See Note 18—Cash Flow Information for additional information regarding the presentation of our leases within our condensed consolidated statements of cash flows.

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

Financial information presented prior to the Separation does not include all the expenses that would have been incurred had Apergy been a stand-alone public company. The corporate expenses allocated by Dover to these financial statements were $1.6 million and $7.4 million for the three and six month periods ended June 30, 2018, respectively, which were recorded in “Selling, general and administrative expense” in the condensed consolidated statements of income.

For periods prior to the Separation, transactions between Apergy and Dover are reflected in “Distributions to Dover Corporation, net” in the condensed consolidated statement of cash flows for the six months ended June 30, 2018, as a financing activity. Revenue with Dover and its affiliates were not material for the periods presented. We recognized royalty expense of $2.3 million for the six months ended June 30, 2018, related to the use of Dover’s intellectual property and patents which was included in “Other expense, net” in the condensed consolidated statement of income. On April 1, 2018, patents and other intangibles owned by Dover related to our operations transferred to Apergy, and consequently, Apergy no longer incurred royalty charges related to these assets from Dover.

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

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income attributable to Apergy	$23,779	$22,154	$46,066	$46,206

Weighted-average number of shares outstanding	77,425	77,340	77,394	77,340
Dilutive effect of stock-based compensation	207	430	242	564
Total shares and dilutive securities	77,632	77,770	77,636	77,904

Basic earnings per share attributable to Apergy	$0.31	$0.29	$0.60	$0.60
Diluted earnings per share attributable to Apergy	$0.31	$0.28	$0.59	$0.59

NOTE 5—DISPOSITIONS

During March 2019, we classified our pressure vessel manufacturing business in our Production & Automated Technologies segment as held for sale. We recognized an impairment loss of $1.7 million during the six months ended June 30, 2019, which was recorded in “Selling, general and administrative expense” in the condensed consolidated statement of income, to adjust the carrying amount of the disposal group to fair value. See Note 15—Fair Value Measurements for additional information. In June 2019, we completed the sale of our pressure vessel manufacturing business and made a cash payment of $2.2 million, resulting in a loss on disposition of $2.5 million, which was recorded in “Other expense, net” in the condensed consolidated statement of income for the three and six month periods ended June 30, 2019.

NOTE 6—INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials	$55,817	$52,057
Work in progress	13,273	11,416
Finished goods	189,090	180,624
	258,180	244,097
LIFO and valuation adjustments	(23,926)	(25,778)
Inventories, net	$234,254	$218,319

NOTE 7—DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Revolving credit facility	$—	$—
Term loan facility	320,000	370,000
6.375% Senior Notes due 2026	300,000	300,000
Finance lease obligations	3,844	7,485
Total	623,844	677,485
Net unamortized discounts and issuance costs	(10,543)	(11,377)
Total long-term debt	$613,301	$666,108

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2019 and December 31, 2018, we had $11.1 million and $3.6 million, respectively, of outstanding letters of credit, surety bonds and guarantees which expire at various dates through 2025. These financial instruments are primarily maintained as security for insurance, warranty and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation

We are involved in various pending or potential legal actions in the ordinary course of our business. These proceedings primarily involve claims by private parties alleging injury arising out of use of our products, patent infringement, employment matters, and commercial disputes. We review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and accrued to-date, and the availability and extent of insurance coverage. We accrue a liability for legal matters that are probable and estimable, and as of June 30, 2019 and December 31, 2018, these liabilities were not material. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Environmental matters that are probable and estimable were not material as of June 30, 2019 and December 31, 2018. Environmental matters relate to ongoing remedial activities performed in cooperation with regulatory authorities.

NOTE 9—STOCKHOLDERS' EQUITY

Capital stock—The following is a summary of our capital stock activity:

(in thousands)	Common Stock
March 31, 2018	—
Issuance of common stock	77,340
June 30, 2018	77,340

(in thousands)	Common Stock
December 31, 2018	77,353
Shares issued—share-based compensation	39
March 31, 2019	77,392
Shares issued—share-based compensation	67
June 30, 2019	77,459

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2017	$(21,936)	$(4,480)	$(26,416)
Reclassification adjustment for cumulative effect of change in accounting principle	—	(1,315)	(1,315)
Other comprehensive loss before reclassifications, net of tax	(1,691)	—	(1,691)
Reclassification adjustment for net losses included in net income, net of tax	—	49	49
Other comprehensive income (loss), net of tax	(1,691)	49	(1,642)
March 31, 2018	(23,627)	(5,746)	(29,373)
Net transfer from Dover	—	(1,450)	(1,450)
Other comprehensive income (loss) before reclassifications, net of tax	(6,874)	170	(6,704)
Reclassification adjustment for net losses included in net income, net of tax	—	46	46
Other comprehensive income (loss), net of tax	(6,874)	216	(6,658)
June 30, 2018	$(30,501)	$(6,980)	$(37,481)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2018	$(36,146)	$(6,760)	$(42,906)
Other comprehensive income (loss) before reclassifications, net of tax	1,090	(323)	767
Reclassification adjustment for net losses included in net income, net of tax	—	422	422
Other comprehensive income, net of tax	1,090	99	1,189
March 31, 2019	(35,056)	(6,661)	(41,717)
Other comprehensive income before reclassifications, net of tax	974	—	974
Reclassification adjustment for net losses included in net income, net of tax	—	68	68
Other comprehensive income, net of tax	974	68	1,042
June 30, 2019	$(34,082)	$(6,593)	$(40,675)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items on the condensed consolidated statements of income
(in thousands)	2019	2018	2019	2018
Amortization of actuarial loss and other (1)	$92	$61	$183	$126	Other expense, net
Settlement loss (1)	—	—	486	—	Other expense, net
Total before tax	92	61	669	126	Income before income taxes
Tax benefit	(24)	(15)	(179)	(31)	Provision for income taxes
	$68	$46	$490	$95	Net income
_______________________
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (See Note 13—Employee Benefit Plans for additional information).

NOTE 10—REVENUE

Disaggregation of Revenue
Revenue disaggregated by end market in each of our reporting segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Drilling Technologies	$70,351	$65,242	$147,886	$134,473
Production & Automation Technologies:
Artificial lift	182,770	188,500	354,874	355,430
Digital products	34,306	30,516	65,596	55,513
Other production equipment	18,833	21,846	39,838	44,064
Intra-segment eliminations	(206)	(254)	(449)	(504)
	235,703	240,608	459,859	454,503
Total revenue	$306,054	$305,850	$607,745	$588,976

Revenue disaggregated by geography was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
United States	$236,936	$239,310	$469,491	$459,752
Canada	15,870	15,296	34,785	37,880
Middle East	14,439	16,108	28,043	26,446
Europe	13,091	11,158	30,050	20,180
Latin America	9,379	9,047	17,101	16,733
Asia-Pacific	7,865	4,115	13,410	10,185
Other	8,474	10,816	14,865	17,800
Total revenue	$306,054	$305,850	$607,745	$588,976

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Contract assets	$2,655	$4,571
Contract liabilities - current	7,843	5,863

NOTE 11—LEASES

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

Balance sheet presentation—Leases are presented in our condensed consolidated balance sheet as follows:

(in thousands)	Balance Sheet Classification	June 30, 2019
Right-of Use Assets:
Finance leases	Property, plant, and equipment, net	$8,008
Operating leases	Other non-current assets	23,275
Total lease right-of-use assets		31,283
Lease Liabilities:
Finance leases - current	Accrued expenses and other current liabilities	4,411
Finance leases	Long-term debt	3,844
Operating leases - current	Accrued expenses and other current liabilities	8,460
Operating leases	Other long-term liabilities	18,096
Total lease liabilities		$34,811

Components of total lease cost—Components of total lease cost were as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$1,349	$2,676
Interest on lease liabilities	113	233
Operating lease cost	3,161	5,838
Short-term lease cost	907	1,922
Variable lease cost	1,014	2,061
Sublease income	(145)	(234)
Total net lease cost	$6,399	$12,496

Lease term and discount rate—Our weighted-average remaining lease term and weighted-average discount rate for operating and finance leases are as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Operating lease	4.5
Finance lease	2.1
Weighted-average discount rate:
Operating lease	6.6%
Finance lease	5.2%

Maturity Analysis—Future minimum payments on our operating and finance leases as of June 30, 2019 are as follows:

(in thousands)	Operating	Finance
2019	$5,413	$2,524
2020	7,699	3,760
2021	4,549	2,023
2022	3,850	324
2023	3,385	67
Thereafter	6,926	2
Total future minimum lease payments	31,822	8,700
Interest included within lease payments	(5,266)	(445)
Total lease liabilities	$26,556	$8,255

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

Leased assets—Components of our leased assets are as follows:

(in thousands)	June 30, 2019
Property, plant, and equipment	$170,053
Accumulated depreciation	(68,341)
Property, plant, and equipment, net	$101,712

Depreciation expense on our leased assets was $9.1 million and $17.8 million for the three month and six month periods ended June 30, 2019, respectively.

NOTE 12—INCOME TAXES

Prior to the Separation, the operations of Apergy were included in Dover’s U.S. combined federal and state income tax returns. Consequently, income tax expense is presented for the pre-Separation periods as if Apergy filed its own tax returns in each jurisdiction and include tax losses and tax credits that may not reflect tax positions taken by Dover. In many cases, tax losses and tax credits generated by Apergy prior to the Separation have been utilized by Dover.

Our income tax provision reflected effective tax rates of 21.5% and 29.8% for the three months ended June 30, 2019 and 2018, respectively, and 21.4% and 26.2% for the six months ended June 30, 2019 and 2018, respectively. The year-over-year decrease in the effective tax rates was primarily due to tax benefits for foreign tax basis step-up, stock compensation, and favorable U.S. state tax rate changes.

NOTE 13—EMPLOYEE BENEFIT PLANS

Prior to the Separation, certain of our employees participated in defined benefit and non-qualified plans sponsored by Dover, which included participants of other Dover subsidiaries. For periods prior to the Separation, we accounted for such plans as multi-employer benefit plans and recorded a proportionate share of the cost in our condensed consolidated statements of income.

Total net periodic benefit cost was $0.4 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. Prior to the Separation, our net periodic benefit costs included benefit costs associated with plans accounted for as single-employer plans and an allocation from Dover Corporation for plans accounted for as multi-employer plans. After the Separation, total net periodic benefit costs include all costs associated with the plans we sponsor, including plans that transferred to Apergy.

NOTE 14—EQUITY AND CASH INCENTIVE PROGRAM

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

Stock-based compensation expense is reported within “Selling, general and administrative expense” in the condensed consolidated statements of income. Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$2,736	$851	$5,021	$1,361
Tax benefit	(668)	(183)	(1,226)	(296)
Stock-based compensation expense, net of tax	$2,068	$668	$3,795	$1,065

A summary of activity relating to our share-based awards for the six months ended June 30, 2019, is as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units
Outstanding at January 1, 2019	477,950	86,817	414,840
Granted	—	92,919	154,196
Forfeited	(2,636)	—	(4,526)
Exercised / Vested	(42,474)	—	(140,944)
Outstanding at June 30, 2019	432,840	179,736	423,566

NOTE 15—FAIR VALUE MEASUREMENTS

We had no outstanding derivative contracts as of June 30, 2019 and December 31, 2018. Other assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, were not significant; thus, no fair value disclosures are presented.

The fair value, based on Level 1 quoted market rates, of our Senior Notes was approximately $304.9 million at June 30, 2019, as compared to the $300.0 million face value of the debt. The fair value, based on Level 2 quoted market rates, of our term loan facility was approximately $319.4 million at June 30, 2019, as compared to the $320.0 million face value of the debt.

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value due to their short-term nature.

Impairment of Assets Held For Sale

In March 2019, we classified our pressure vessel manufacturing business in our Production & Automation Technologies segment as held for sale and recognized an impairment loss of $1.7 million to adjust the carrying amount of the disposal group to fair value. The fair value was determined by a negotiated selling price through a non-binding expression of interest with a third party, a Level 3 input. We completed the sale of our pressure vessel manufacturing business in June 2019. See Note 5—Dispositions for additional information.

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

NOTE 16—SEGMENT INFORMATION

We report our results of operations in the following reporting segments: Production & Automation Technologies and Drilling Technologies. Segment revenue and segment operating profit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Segment revenue:
Production & Automation Technologies	$235,703	$240,608	$459,859	$454,503
Drilling Technologies	70,351	65,242	147,886	134,473
Total revenue	$306,054	$305,850	$607,745	$588,976

Income before income taxes:
Segment operating profit:
Production & Automation Technologies	$20,919	$23,225	$37,082	$33,097
Drilling Technologies	24,251	21,340	51,057	45,529
Total segment operating profit	45,170	44,565	88,139	78,626
Corporate expense and other (1)	4,719	7,056	8,576	9,692
Interest expense, net	10,057	6,062	20,531	6,229
Income before income taxes	$30,394	$31,447	$59,032	$62,705
_______________________

(1)
Corporate expense and other includes costs not directly attributable or allocated to our reporting segments such as corporate executive management and other administrative functions, costs related to our Separation from Dover and the results attributable to our noncontrolling interest.

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

	Three Months Ended June 30, 2019
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Product revenue	$—	$244,889	$28,624	$—	$273,513
Service revenue	—	13,393	7,438	—	20,831
Lease, related party and other revenue	—	16,964	5,735	(10,989)	11,710
Total revenue	—	275,246	41,797	(10,989)	306,054
Cost of goods and services	—	171,686	35,558	(10,959)	196,285
Gross profit	—	103,560	6,239	(30)	109,769
Selling, general and administrative expense	82	60,861	5,699	—	66,642
Interest expense, net	9,961	88	8	—	10,057
Other expense, net	—	2,656	25	(5)	2,676
Income (loss) before income taxes and equity in earnings of affiliates	(10,043)	39,955	507	(25)	30,394
Provision for (benefit from) income taxes	(2,364)	10,245	(1,331)	(6)	6,544
Income (loss) before equity in earnings of affiliates	(7,679)	29,710	1,838	(19)	23,850
Equity in earnings of affiliates	31,458	4,165	5,421	(41,044)	—
Net income	23,779	33,875	7,259	(41,063)	23,850
Net income attributable to noncontrolling interest	—	—	71	—	71
Net income attributable to Apergy	$23,779	$33,875	$7,188	$(41,063)	$23,779
Comprehensive income attributable to Apergy	$24,821	$33,718	$8,390	$(42,108)	$24,821

	Three Months Ended June 30, 2018
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Product revenue	$—	$238,065	$33,693	$—	$271,758
Service revenue	—	15,613	6,065	—	21,678
Lease, related party and other revenue	—	18,967	5,438	(11,991)	12,414
Total revenue	—	272,645	45,196	(11,991)	305,850
Cost of goods and services	—	174,663	39,499	(11,991)	202,171
Gross profit	—	97,982	5,697	—	103,679
Selling, general and administrative expense	1,502	58,773	5,396	—	65,671
Interest expense, net	6,002	51	9	—	6,062
Other expense, net	—	4	495	—	499
Income (loss) before income taxes and equity in earnings of affiliates	(7,504)	39,154	(203)	—	31,447
Provision for (benefit from) income taxes	(1,643)	8,456	2,559	—	9,372
Income (loss) before equity in earnings of affiliates	(5,861)	30,698	(2,762)	—	22,075
Equity in earnings of affiliates	28,015	7,472	18,411	(53,898)	—
Net income	22,154	38,170	15,649	(53,898)	22,075
Net loss attributable to noncontrolling interest	—	—	(79)	—	(79)
Net income attributable to Apergy	$22,154	$38,170	$15,728	$(53,898)	$22,154
Comprehensive income attributable to Apergy	$15,496	$40,289	$6,938	$(47,227)	$15,496

	Six Months Ended June 30, 2019
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Product revenue	$—	$488,026	$55,021	$—	$543,047
Service revenue	—	26,735	14,613	—	41,348
Lease, related party and other revenue	—	32,402	10,860	(19,912)	23,350
Total revenue	—	547,163	80,494	(19,912)	607,745
Cost of goods and services	—	343,344	69,143	(20,060)	392,427
Gross profit	—	203,819	11,351	148	215,318
Selling, general and administrative expense	143	120,578	11,256	—	131,977
Interest expense, net	20,289	224	18	—	20,531
Other expense, net	—	2,963	815	—	3,778
Income (loss) before income taxes and equity in earnings of affiliates	(20,432)	80,054	(738)	148	59,032
Provision for (benefit from) income taxes	(4,738)	18,941	(1,622)	32	12,613
Income (loss) before equity in earnings of affiliates	(15,694)	61,113	884	116	46,419
Equity in earnings of affiliates	61,760	9,048	12,174	(82,982)	—
Net income	46,066	70,161	13,058	(82,866)	46,419
Net income attributable to noncontrolling interest	—	—	353	—	353
Net income attributable to Apergy	$46,066	$70,161	$12,705	$(82,866)	$46,066
Comprehensive income attributable to Apergy	$48,297	$70,671	$14,431	$(85,102)	$48,297

	Six Months Ended June 30, 2018
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Product revenue	$—	$463,316	$61,531	$—	$524,847
Service revenue	—	28,588	12,955	—	41,543
Lease, related party and other revenue	—	34,466	9,486	(21,366)	22,586
Total revenue	—	526,370	83,972	(21,366)	588,976
Cost of goods and services	—	339,098	73,243	(20,659)	391,682
Gross profit	—	187,272	10,729	(707)	197,294
Selling, general and administrative expense	1,502	112,880	10,786	—	125,168
Interest expense, net	6,002	204	23	—	6,229
Other expense, net	—	2,776	416	—	3,192
Income (loss) before income taxes and equity in earnings of affiliates	(7,504)	71,412	(496)	(707)	62,705
Provision for (benefit from) income taxes	(1,643)	15,168	3,059	(148)	16,436
Income (loss) before equity in earnings of affiliates	(5,861)	56,244	(3,555)	(559)	46,269
Equity in earnings of affiliates	52,067	12,945	24,445	(89,457)	—
Net income	46,206	69,189	20,890	(90,016)	46,269
Net income attributable to noncontrolling interest	—	—	63	—	63
Net income attributable to Apergy	$46,206	$69,189	$20,827	$(90,016)	$46,206
Comprehensive income attributable to Apergy	$37,906	$71,694	$10,023	$(81,717)	$37,906

	June 30, 2019
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Assets
Cash and cash equivalents	$108	$14,229	$9,999	$—	$24,336
Receivables, net	115	228,662	34,579	(6,977)	256,379
Inventories, net	—	202,361	33,378	(1,485)	234,254
Prepaid expenses and other current assets	116	12,255	2,205	—	14,576
Total current assets	339	457,507	80,161	(8,462)	529,545
Property, plant and equipment, net	—	238,470	12,103	—	250,573
Goodwill	—	633,771	272,114	—	905,885
Advances due from affiliates	561,778	25,204	87,467	(674,449)	—
Investment in subsidiaries	1,080,540	697,691	556,398	(2,334,629)	—
Intangible assets, net	—	180,062	77,860	—	257,922
Other non-current assets	3,535	19,840	8,138	—	31,513
Total assets	1,646,192	2,252,545	1,094,241	(3,017,540)	1,975,438
Liabilities and Equity
Accounts payable	16	118,988	16,637	(6,977)	128,664
Accrued compensation and employee benefits	—	25,408	5,158	—	30,566
Accrued expenses and other current liabilities	4,982	32,095	6,282	(1,485)	41,874
Total current liabilities	4,998	176,491	28,077	(8,462)	201,104
Advances due to affiliates	—	649,245	25,204	(674,449)	—
Long-term debt	609,457	3,701	143	—	613,301
Deferred income taxes	—	73,518	17,504	—	91,022
Other long-term liabilities	—	33,652	4,622	—	38,274
Total liabilities	614,455	936,607	75,550	(682,911)	943,701
Equity:
Total stockholders’ equity	1,031,737	1,315,938	1,015,880	(2,334,629)	1,028,926
Noncontrolling interest	—	—	2,811	—	2,811
Total equity	1,031,737	1,315,938	1,018,691	(2,334,629)	1,031,737
Total liabilities and equity	$1,646,192	$2,252,545	$1,094,241	$(3,017,540)	$1,975,438

	December 31, 2018
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Assets
Cash and cash equivalents	$108	$27,533	$14,191	$—	$41,832
Receivables, net	1,743	230,230	35,019	(17,044)	249,948
Inventories, net	—	189,015	30,936	(1,632)	218,319
Prepaid expenses and other current assets	24,583	17,064	3,106	(24,542)	20,211
Total current assets	26,434	463,842	83,252	(43,218)	530,310
Property, plant and equipment, net	—	231,373	12,955	—	244,328
Goodwill	—	633,771	271,214	—	904,985
Advances due from affiliates	600,802	14,185	82,889	(697,876)	—
Investment in subsidiaries	1,013,869	687,691	545,298	(2,246,858)	—
Intangible assets, net	—	198,531	85,157	—	283,688
Other non-current assets	3,996	2,371	2,078	—	8,445
Total assets	1,645,101	2,231,764	1,082,843	(2,987,952)	1,971,756
Liabilities and Equity
Accounts payable	22	114,745	33,335	(17,044)	131,058
Accrued compensation and employee benefits	—	35,278	5,268	—	40,546
Accrued expenses and other current liabilities	4,929	46,722	4,914	(26,174)	30,391
Total current liabilities	4,951	196,745	43,517	(43,218)	201,995
Advances due to affiliates	—	683,700	14,176	(697,876)	—
Long-term debt	658,623	7,363	122	—	666,108
Deferred income taxes	—	81,296	20,428	—	101,724
Other long-term liabilities	—	19,441	961	—	20,402
Total liabilities	663,574	988,545	79,204	(741,094)	990,229
Equity:
Total stockholders’ equity	981,527	1,243,219	1,001,181	(2,246,858)	979,069
Noncontrolling interest	—	—	2,458	—	2,458
Total equity	981,527	1,243,219	1,003,639	(2,246,858)	981,527
Total liabilities and equity	$1,645,101	$2,231,764	$1,082,843	$(2,987,952)	$1,971,756

	Six Months Ended June 30, 2019
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Cash provided (required) by operating activities	$(33,657)	$102,888	$(9,930)	$—	$59,301

Cash provided (required) by investing activities:
Capital expenditures	—	(21,933)	(755)	—	(22,688)
Proceeds from sale of fixed assets	—	2,463	12	—	2,475
Payment on sale of business	—	(2,194)	—	—	(2,194)
Net cash required by investing activities	—	(21,664)	(743)	—	(22,407)

Cash provided (required) by financing activities:
Proceeds from long-term debt	4,000	—	—	—	4,000
Repayment of long-term debt	(54,000)	—	—	—	(54,000)
Advances due to (from) affiliates	83,657	(90,108)	6,451	—	—
Payments of finance lease obligations	—	(2,674)	(16)	—	(2,690)
Payments related to taxes withheld on stock-based compensation	—	(1,746)	(53)	—	(1,799)
Net cash provided (required) by financing activities	33,657	(94,528)	6,382	—	(54,489)

Effect of exchange rate changes on cash and cash equivalents	—	—	99	—	99

Net decrease in cash and cash equivalents	—	(13,304)	(4,192)	—	(17,496)
Cash and cash equivalents at beginning of period	108	27,533	14,191	—	41,832
Cash and cash equivalents at end of period	$108	$14,229	$9,999	$—	$24,336

	Six Months Ended June 30, 2018
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Cash provided (required) by operating activities	$(3,389)	$57,078	$4,994	$30	$58,713

Cash provided (required) by investing activities:
Capital expenditures	—	(28,171)	(767)	—	(28,938)
Proceeds from sale of fixed assets	—	56	6	—	62
Purchase price adjustments on acquisition	—	—	53	—	53
Net cash required by investing activities	—	(28,115)	(708)	—	(28,823)

Cash provided (required) by financing activities:
Proceeds from long-term debt, net of discounts	713,963	—	—	—	713,963
Payment of debt issue costs	(15,851)	—	—	—	(15,851)
Advances due to (from) affiliates	(695,069)	709,599	(14,530)	—	—
Distributions to Dover Corporation, net	454	(722,984)	6,434	(30)	(716,126)
Distribution to noncontrolling interest	—	—	(2,720)	—	(2,720)
Payments of finance lease obligations	—	(2,076)	—	—	(2,076)
Net cash provided (required) by financing activities	3,497	(15,461)	(10,816)	(30)	(22,810)

Effect of exchange rate changes on cash and cash equivalents	—	—	41	—	41

Net increase (decrease) in cash and cash equivalents	108	13,502	(6,489)	—	7,121
Cash and cash equivalents at beginning of period	—	5,763	17,949	—	23,712
Cash and cash equivalents at end of period	$108	$19,265	$11,460	$—	$30,833

NOTE 18—CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

(in thousands)	Statement of Cash Flows Classification	Six Months Ended June 30, 2019
Cash information:
Cash required by operating leases(1)	Operating	$6,359
Cash required by finance leases - interest	Operating	233
Cash required by finance leases - principal	Financing	2,690
Non-cash information:
Operating lease additions (2)	Non-cash	$34,583
Finance lease additions	Non-cash	3,018
_______________________
(1) Cash required by operating leases is reported net of operating lease expense in the operating section of our condensed consolidated statements of cash flows in “Accrued expenses and other current liabilities.”
(2) Operating lease additions include lease liabilities recognized at the time of adoption. Refer to Note 2—New Accounting Standards for additional information.

Lease program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our lease program. During the six months ended June 30, 2019, we transferred $40.4 million of inventory into property, plant, and equipment as a result of assets entering our leased asset program, which is accounted for as a non-cash activity within our condensed consolidated statement of cash flows.

Expenditures for assets that are expected to be placed into our leased asset program and with a useful life of less than one year are reported in “Leased assets” in the operating section of our condensed consolidated statement of cash flows. Additionally, cash receipts related to the recovery of net book value from the sale of assets on lease are presented in “Lease assets” in the operating section of our condensed consolidated statements of cash flows.

Expenditures for assets that are expected to be placed into our lease asset program and with a useful life of greater than one year are reported in “Capital expenditures” in the investing section of our condensed consolidated statements of cash flows. During the six months ended June 30, 2019 and 2018, we purchased $11.2 million, and $10.1 million, respectively, of assets with a useful life of greater than one year that are expected to be placed into our leased asset program.

Sale of assets

In March 2019, we sold a property classified as held for sale. Net proceeds of $2.1 million were received upon the close of the transaction, resulting in a gain that was not material to the condensed consolidated statement of income during the six months ended June 30, 2019.

Refer to Note 5—Dispositions for information related to our sale of our pressure vessel manufacturing business in our Production & Automation Technologies segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is our analysis of our financial performance, financial condition and significant trends that may affect our future performance. It should be read in conjunction with the consolidated financial statements, and notes thereto, included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to Apergy’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words “believe,” “anticipate,” “expect,” “may,” “intend,” “foresee,” “guidance,” “estimate,” “potential,” “outlook,” “plan,” “should,” “would,” “could,” “target,” “forecast” and similar expressions, including the negative thereof. We undertake no obligation to publicly update, revise or correct any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required under the federal securities laws.
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

Market Conditions and Outlook

In the second quarter of 2019, WTI crude oil prices were volatile due to global oil demand concerns from trade discussions and rebounded at the end of the quarter as a result of the extension of OPEC and non-OPEC production cuts. Also in the second quarter of 2019, the North American rig count declined sequentially from the first quarter of 2019 due to Canadian seasonality and continued spending discipline by U.S. E&P operators. In the second half of 2019, we expect lower drilling activity in the U.S. due to E&P spending discipline. We expect international activity to show modest growth for the remainder of 2019. We remain focused on (i) growing our ESP product line in the U.S. unconventional markets, (ii) capitalizing on well conversions to rod lift as well production declines, particularly in the Permian basin, (iii) further adoption of our “fit-for-purpose” digital products to improve our customers’ productivity and economics, (iv) continued innovation and advancement of our technology in diamond sciences, and (v) continued adoption of our diamond bearings offering for downhole applications. We believe our growth initiatives will allow us to meet our operational and financial growth targets in 2019.

Tariffs instituted by the U.S. government, and retaliatory tariffs and other trade restrictions by other countries, introduce uncertainty to our business since some of our products are impacted by the tariffs. We continue to work to mitigate the impacts of higher costs through various measures, including customer price increases, supplier price concessions and stronger supplier relationships, as well as continued cost discipline and operational productivity improvement initiatives.

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

Average crude oil and natural gas prices, rig counts and aggregate well completions are summarized below:

	2018					2019
	Q1	Q2	Q3	Q4	FY	Q1	Q2	YTD
WTI Crude (per bbl) (a)	$62.91	$68.07	$69.69	$59.50	$65.04	$54.82	$59.88	$57.35
Brent Crude (per bbl) (a)	66.86	74.53	75.08	67.99	71.12	63.10	60.56	61.83
Henry Hub Natural Gas (per mmBtu) (a)	3.08	2.85	2.93	3.77	3.16	2.92	2.57	2.74

U.S. Rig Count (b)	966	1,039	1,051	1,073	1,032	1,043	989	1,016
Canada Rig Count (b)	269	108	209	179	191	183	82	132
International Rig Count (b)	970	968	1,003	1,011	988	1,030	1,051	1,041
Worldwide Rig Count	2,205	2,115	2,263	2,263	2,211	2,256	2,122	2,189

Aggregate U.S. Well Completions (a)	3,390	3,812	3,796	3,716	14,714	3,940	4,170	8,110
_______________________
(a) Source: U.S. Energy Information Administration (EIA), as of July 11, 2019.
(b) Source: Baker Hughes Rig Count, as of July 11, 2019. Excludes Ukraine rig count.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$306,054	$305,850	204	0.1
Cost of goods and services	196,285	202,171	(5,886)	(2.9)
Gross profit	109,769	103,679	6,090	5.9
Selling, general and administrative expense	66,642	65,671	971	1.5
Interest expense, net	10,057	6,062	3,995	*
Other expense, net	2,676	499	2,177	*
Income before income taxes	30,394	31,447	(1,053)	(3.3)
Provision for income taxes	6,544	9,372	(2,828)	(30.2)
Net income	23,850	22,075	1,775	8.0
Net income (loss) attributable to noncontrolling interest	71	(79)	150	*
Net income attributable to Apergy	$23,779	$22,154	1,625	7.3

Gross profit margin	35.9%	33.9%		200 bps.
SG&A expense, percent of revenue	21.8%	21.5%		30 bps.
Effective tax rate	21.5%	29.8%		(830) bps.
_______________________

*	Not meaningful

Revenue. Revenue for the second quarter of 2019 increased $0.2 million, or 0.1%, year-over-year. Drilling Technologies revenue increased $5.1 million year-over-year primarily due to improved volumes driven by slightly higher worldwide rig counts and continued customer adoption of our diamond bearings technology. Production & Automation Technologies revenue decreased $4.9 million year-over-year, driven by lower volumes and an unfavorable impact due to foreign currency translation in our artificial lift offering. Revenue from our digital portfolio increased primarily due to expansion of our products and increased customer adoption, led mostly by growth in our downhole monitoring and production optimization technologies.

Gross profit. Gross profit for the second quarter of 2019 increased $6.1 million, or 5.9%, year-over-year, reflecting benefits of higher sales volumes in our Drilling Technologies segment, the realization of productivity initiatives in both our Production & Automation and Drilling Technologies segments and lower depreciation expense related to the change in useful life of our surface lease equipment. These increases were partially offset by overall higher material costs.

Selling, general and administrative expense. Selling, general and administrative expense in the second quarter of 2019 increased $1.0 million, or 1.5%, year-over-year, primarily due to higher headcount in support of our growth initiatives and $1.9 million of stock compensation expense, partially offset by lower professional fees and other related charges associated with the Separation in the second quarter of 2018.

Interest expense, net. Interest expense, net in the second quarter of 2019 increased $4.0 million year-over-year as a result of issuances of our term loan facility and senior notes during May 2018.

Other expense, net. Other expense, net in the second quarter of 2019 increased $2.2 million year-over-year due to the $2.5 million loss on sale of our pressure vessel manufacturing business in our Production & Automation Technologies segment.

Provision for income taxes. The effective tax rates for the second quarter of 2019 and 2018 were 21.5% and 29.8%, respectively. The year-over-year decrease in the effective tax rates was primarily due to tax benefits for foreign tax basis step-up, stock compensation and favorable U.S. state tax rate changes.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$607,745	$588,976	18,769	3.2
Cost of goods and services	392,427	391,682	745	0.2
Gross profit	215,318	197,294	18,024	9.1
Selling, general and administrative expense	131,977	125,168	6,809	5.4
Interest expense, net	20,531	6,229	14,302	*
Other expense, net	3,778	3,192	586	*
Income before income taxes	59,032	62,705	(3,673)	(5.9)
Provision for income taxes	12,613	16,436	(3,823)	(23.3)
Net income	46,419	46,269	150	0.3
Net income attributable to noncontrolling interest	353	63	290	*
Net income attributable to Apergy	$46,066	$46,206	(140)	(0.3)

Gross profit margin	35.4%	33.5%		190 bps.
SG&A expense, percent of revenue	21.7%	21.3%		40 pts.
Effective tax rate	21.4%	26.2%		(480) pts.
_______________________

*	Not meaningful

Revenue. Revenue for the first half of 2019 increased $18.8 million, or 3.2%, year-over-year. Drilling Technologies revenue increased $13.4 million, year-over-year due to increased volumes driven by continued customer adoption of our diamond bearings technology. Production & Automation Technologies revenue for the first half of 2019 increased $5.4 million, year-over-year, driven by our digital portfolio due to expansion of our products and increased customer adoption, led mostly by growth in our downhole monitoring and production optimization products, partially offset by lower volumes in our artificial lift offering.

Gross profit. Gross profit for the first half of 2019 increased $18.0 million, or 9.1%, year-over year, reflecting benefits of increased sales volumes in both our Production & Automation Technologies and Drilling Technologies segments, combined with realization of productivity initiatives and lower depreciation expense related to the change in useful life of our surface lease equipment, partially offset by higher material costs.

Selling, general and administrative expense. Selling, general and administrative expense for the first half of 2019 increased $6.8 million, or 5.4%, year-over-year, primarily due to increased headcount in support of our growth initiatives, $3.7 million of stock compensation expense, and $1.7 million in impairment charges related to the held-for-sale classification of our pressure vessel manufacturing business in our Production & Automation Technologies segment, partially offset by lower professional fees and other related charges associated with the Separation in the second quarter of 2018.

Interest expense, net. Interest expense, net in the first half of 2019 increased $14.3 million year-over-year due to issuances of our term loan facility and senior notes in May 2018.

Provision for income taxes. The effective tax rates for the first half of 2019 and 2018 were 21.4% and 26.2%, respectively. The year-over-year decrease in the effective tax rates was primarily due to tax benefits for foreign tax basis step-up, stock compensation and favorable U.S. state tax rate changes.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2019 AND 2018

 Production & Automation Technologies

	Three Months Ended June 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$235,703	$240,608	(4,905)	(2.0)
Operating profit	20,919	23,225	(2,306)	(9.9)
Operating profit margin	8.9%	9.7%		(80) bps.

Depreciation and amortization	$27,689	$28,943	(1,254)	(4.3)
Restructuring and other related charges **	3,135	2,030	1,105	*

Bookings	$227,405	$249,461	(22,056)	(8.8)
______________________

*	Not meaningful
** Includes a $2.5 million loss during the three months ended June 30, 2019, related to the disposal of our pressure vessel manufacturing business.

Revenue. Production & Automation Technologies revenue decreased $4.9 million, or 2.0%, year-over-year, driven by lower volumes and an unfavorable impact due to foreign currency translation in our artificial lift offering. Revenue from our digital portfolio increased primarily due to expansion of our products and increased customer adoption, led mostly by growth in our downhole monitoring and production optimization technologies.

Operating profit. Production & Automation Technologies operating profit decreased $2.3 million year-over-year, primarily driven by lower sales volume in artificial lift, higher material costs related to aluminum and steel, and higher restructuring costs. The decrease in operating profit was partially offset by lower depreciation expense and overall productivity gains.

	Six Months Ended June 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$459,859	$454,503	5,356	1.2
Operating profit	37,082	33,097	3,985	12.0
Operating profit margin	8.1%	7.3%		80 bps.

Depreciation and amortization	$54,982	$55,701	(719)	(1.3)
Royalty expense	—	2,277	(2,277)	*
Restructuring and other related charges **	5,777	2,512	3,265	*

Bookings	$446,870	$466,395	(19,525)	(4.2)
_______________________

*	Not meaningful
** Includes a $2.5 million loss during the six months ended June 30, 2019, related to the disposal of our pressure vessel manufacturing business.

Revenue. Production & Automation Technologies revenue for the first half of 2019 increased $5.4 million, or 1.2%, year-over-year, driven by our digital portfolio due to expansion of our products and increased customer adoption, led mostly by growth in our downhole monitoring and asset integrity management products and improved pricing in our artificial lift offerings. The increase was partially offset by lower volumes in our artificial lift offering. The increase in revenue was due to improving oil and gas markets, particularly U.S. rig count and well completion activity.

Operating profit. Production & Automation Technologies operating profit increased $4.0 million year-over-year. The increase in operating profit was due to lower depreciation expense and productivity savings, partially offset by higher material costs related to aluminum and steel, and higher restructuring charges related to the impairment and associated disposal of our pressure vessel manufacturing business. Operating profit during the first half 2019 benefitted from lower royalty charges from Dover which ended on April 1, 2018.

Drilling Technologies

	Three Months Ended June 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$70,351	$65,242	5,109	7.8
Operating profit	24,251	21,340	2,911	13.6
Operating profit margin	34.5%	32.7%		180 bps.

Depreciation and amortization	$2,326	$2,795	(469)	(16.8)

Bookings	$64,401	$70,450	(6,049)	(8.6)
Revenue. Drilling Technologies revenue increased $5.1 million, or 7.8%, year-over-year primarily due to improved volumes driven by continued customer adoption of our diamond bearings technology and slightly higher worldwide rig counts.

Operating profit. Drilling Technologies operating profit increased $2.9 million year-over-year primarily due to higher revenue and overall operational productivity gains. Partially offsetting the increase in operating profit was a decrease due to product mix and higher input costs.

	Six Months Ended June 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$147,886	$134,473	13,413	10.0
Operating profit	51,057	45,529	5,528	12.1
Operating profit margin	34.5%	33.9%		60 bps.

Depreciation and amortization	$4,835	$5,662	(827)	(14.6)

Bookings	$142,987	$139,634	3,353	2.4

Revenue. Drilling Technologies revenue increased $13.4 million, or 10.0%, year-over-year due to increased volumes driven by increased worldwide rig counts and continued customer adoption of our diamond bearings technology.

Operating profit. Drilling Technologies operating profit increased $5.5 million year-over-year due to higher revenue and overall operational productivity gains. Partially offsetting the increase in operating profit was a decrease due to product mix, higher input costs, and additional corporate costs which did not exist in the first quarter of 2018.

CAPITAL RESOURCES AND LIQUIDITY

As of June 30, 2019, approximately 46% of our cash balances were held outside the United States primarily for working capital and operational support needs. All of our cash held outside the United States could be repatriated; however, we have not provided for foreign withholding taxes on our undistributed foreign earnings from jurisdictions which impose such taxes since we have determined that such earnings are indefinitely reinvested in those jurisdictions.

We have historically generated, and expect to continue to generate, positive cash flow from operations. We expect to meet the continuing funding requirements of our operations with cash generated by such operations and, when needed, our revolving credit facility. Refer to “Capital Resources and Liquidity—Outlook” below for information related to our revolving credit facility.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash provided by operating activities	$59,301	$58,713
Cash required by investing activities	(22,407)	(28,823)
Cash required by financing activities	(54,489)	(22,810)
Effect of exchange rate changes on cash and cash equivalents	99	41
Net increase (decrease) in cash and cash equivalents	$(17,496)	$7,121

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2019 and 2018, was $59.3 million and $58.7 million, respectively. The increase in cash provided by operating activities was primarily driven by improvements in our working capital position, partially offset by lower income due to interest expense associated with debt incurred as part of the Separation.

Refer to Note 18—Cash Flow Information for additional information related to cash flow presentation of our lease asset program.

Investing Activities

For the six months ended June 30, 2019 and 2018, we used cash from investing activities of $22.4 million and $28.8 million, respectively. The decrease in cash used by investing activities was primarily due to higher growth and maintenance capital infrastructure spending in the first half of 2018. During the six months ended June 30, 2019, we received $2.5 million of proceeds from the sale of fixed assets which was partially offset by a $2.2 million payment related to the sale of our pressure vessel manufacturing business in our Production & Automation Technologies segment.

Financing Activities

Cash used in financing activities of $54.5 million for the six months ended June 30, 2019, was primarily the result of a $50.0 million repayment on our term loan and $2.7 million of payments of finance lease obligations. Cash used in financing activities of $22.8 million for the six months ended June 30, 2018, was the result of distributions to Dover of $716.1 million, $2.1 million of payments of finance lease obligations and a $2.7 million distribution to our noncontrolling interest, partially offset by $698.1 million of proceeds from long-term debt, net of discounts and debt issue costs.

Debt and Liquidity

Senior Notes

Refer to Note 10—Debt included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018, for information related to our Senior Notes.

Senior Secured Credit Facilities

In May 2018, Apergy entered into a credit agreement (“credit agreement”) governing the terms of its senior secured credit facilities, consisting of (i) a seven-year senior secured term loan B facility (“term loan facility”) and (ii) a five-year senior secured revolving credit facility (“revolving credit facility,” and together with the term loan facility, the “senior secured credit facilities”). Refer to Note 10—Debt included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018, for additional information related to our senior secured credit facilities.

During the six months ended June 30, 2019, we repaid $50 million of our term loan facility.

Revolving Credit Facility.

A summary of our revolving credit facility at June 30, 2019, was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$250.0	$—	$5.3	$244.7	May 2023

As of June 30, 2019, we were in compliance with all restrictive covenants under our revolving credit facility.

Outlook

We expect to generate our liquidity and capital resources through operations and, when needed, through our revolving credit facility. We have $244.7 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short- and long-term needs with a combination of cash on hand, cash generated from operations, our use of our revolving credit facility and access to capital markets.

Over the next year, we expect to fund our organic capital expenditure needs and reduce our leverage through earnings growth and further debt reduction. We continue to focus on improving our customer collection efforts and overall working capital efficiency to improve our cash flow position. In 2019 we project spending approximately 2.5 percent of revenue for infrastructure related capital expenditures and maintenance and an additional $15 million to $20 million for capital investments directed at expanding our portfolio of electric submersible pump leased assets.

We continue to evaluate acquisitions that meet our strategic priorities, expand our technology and product portfolio, improve our cost position or productivity, or broaden our geographic reach.

OFF-BALANCE SHEET ARRANGEMENTS

Information related to guarantees is incorporated herein by reference from Note 8—Commitments And Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our critical accounting estimates. During the three months ended June 30, 2019, there were no changes to our identified critical accounting estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2019.

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Quarterly Report on Form 10-Q for the period ended June 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APERGY CORPORATION
(Registrant)

/s/ MICHAEL D. WHITE
Michael D. White
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	July 29, 2019

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith