Form 10-Q
period 2019-09-30
Apergy Corp
filed 2019-11-19
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or
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

The registrant had 77,459,846 shares of common stock, $0.01 par value, outstanding as of November 15, 2019.

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

All of our forward-looking statements involve risks, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, including the following:

•	Demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Our ability to successfully compete with other companies in our industry;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	Cost inflation and availability of raw materials;

•	Changes in federal, state and local legislation and regulations relating to oil and gas development and the potential for related litigation or restrictions on our customers;

•	Changes in environmental and health and safety laws and regulations which may increase our costs, limit the demand for our products and services or restrict our operations;

•	Our ability to successfully execute potential acquisitions;

•	Potential liabilities arising out of the installation or use of our products;

•	Continuing consolidation within our customers’ industry;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Risks relating to our existing international operations and expansion into new geographical markets;

•	The impact of tariffs and other trade measures on our business;

•	Changes in domestic and foreign governmental public policies, risks associated with entry into emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits;

•	Failure to attract, retain and develop personnel for key management;

•	Credit risks related to our customer base or the loss of significant customers;

•	Our ability to protect or obtain intellectual property rights;

•	Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	Deterioration in future expected profitability or cash flows and its effect on our goodwill;

•	Risks relating to improper conduct by any of our employees, agents or business partners;

•	Fluctuations in currency markets worldwide;

•	The impact of natural disasters and other unusual weather conditions on our business;

•	The impact of our indebtedness on our financial position and operating flexibility; and

•	Our ability to remediate the material weaknesses in internal control over financial reporting described in Item 4 of this Quarterly Report on Form 10-Q.

We undertake no obligation to publicly update, revise or correct any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required under the federal securities laws.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Product revenue	$244,651	$283,102	$787,698	$807,949
Other revenue	33,730	33,366	98,428	97,495
Total revenue	278,381	316,468	886,126	905,444
Cost of goods and services	186,862	202,734	579,289	594,416
Gross profit	91,519	113,734	306,837	311,028
Selling, general and administrative expense	68,813	69,206	200,790	194,374
Interest expense, net	9,537	10,584	30,068	16,813
Other (income) expense, net	(309)	725	3,469	3,917
Income before income taxes	13,478	33,219	72,510	95,924
Provision for income taxes	3,059	7,723	15,672	24,159
Net income	10,419	25,496	56,838	71,765
Net income attributable to noncontrolling interest	194	232	547	295
Net income attributable to Apergy	$10,225	$25,264	$56,291	$71,470

Earnings per share attributable to Apergy: *
Basic	$0.13	$0.33	$0.73	$0.92
Diluted	$0.13	$0.33	$0.73	$0.92
Weighted-average shares outstanding: *
Basic	77,460	77,340	77,416	77,340
Diluted	77,573	77,569	77,615	77,742
_______________________
* See Note 4—Earnings Per Share.

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$10,419	$25,496	$56,838	$71,765
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(2,900)	(515)	(836)	(9,080)
Pension and other post-retirement benefit plans:
Net actuarial gain (loss) arising during period	—	—	(323)	170
Reclassification adjustment for net actuarial loss included in net income	68	86	203	181
Reclassification adjustment for settlement losses included in net income	—	353	355	353
Total pension and other post-retirement benefit plans (2)	68	439	235	704
Other comprehensive loss	(2,832)	(76)	(601)	(8,376)
Comprehensive income	7,587	25,420	56,237	63,389
Comprehensive income attributable to noncontrolling interest	194	232	547	295
Comprehensive income attributable to Apergy	$7,393	$25,188	$55,690	$63,094
_______________________
(1) Net of income tax (expense) benefit of nil for the three and nine months ended September 30, 2019 and 2018.
(2) Net of income tax (expense) benefit of $23 and $161 for the three months ended September 30, 2019 and 2018, respectively, and $202 and $123 for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$40,627	$41,832
Receivables, net of allowances of $3,987 in 2019 and $5,178 in 2018	236,381	249,948
Inventories, net	219,614	218,319
Prepaid expenses and other current assets	34,516	20,211
Total current assets	531,138	530,310
Property, plant and equipment, net of accumulated depreciation of $420,113 in 2019 and $392,344 in 2018	249,385	244,328
Goodwill	910,693	904,985
Intangible assets, net of accumulated amortization of $407,724 in 2019 and $380,960 in 2018	251,411	283,688
Other non-current assets	29,626	8,445
Total assets	1,972,253	1,971,756
Liabilities and Equity
Accounts payable	114,185	131,058
Accrued compensation and employee benefits	40,416	40,546
Accrued expenses and other current liabilities	51,852	30,391
Total current liabilities	206,453	201,995
Long-term debt	588,580	666,108
Deferred income taxes	97,588	101,724
Other long-term liabilities	37,826	20,402
Total liabilities	930,447	990,229
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 77.5 million shares and 77.4 million shares issued and outstanding in 2019 and 2018, respectively	775	774
Capital in excess of par value of common stock	971,075	965,372
Retained earnings	110,458	55,829
Accumulated other comprehensive loss	(43,507)	(42,906)
Total stockholders’ equity	1,038,801	979,069
Noncontrolling interest	3,005	2,458
Total equity	1,041,806	981,527
Total liabilities and equity	$1,972,253	$1,971,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Par Value	Capital in excess of par value	Retained Earnings	Net Parent Investment in Apergy	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2017	$—	$—	$—	$1,662,052	$(26,416)	$4,749	$1,640,385
Cumulative effect of accounting changes	—	—	—	1,315	(1,315)	—	—
Net income	—	—	—	24,052	—	142	24,194
Other comprehensive loss	—	—	—	—	(1,642)	—	(1,642)
Net transfer to Dover	—	—	—	(1,635)	—	—	(1,635)
March 31, 2018	—	—	—	1,685,784	(29,373)	4,891	1,661,302
Net income (loss)	—	—	7,994	14,160	—	(79)	22,075
Other comprehensive loss	—	—	—	—	(6,658)	—	(6,658)
Net transfer to/from Dover	—	—	—	(737,834)	(1,450)	—	(739,284)
Reclassification of net parent investment in Apergy	—	962,110	—	(962,110)	—	—	—
Issuance of common stock	773	(773)	—	—	—	—	—
Stock-based compensation	—	851	—	—	—	—	851
Distributions to noncontrolling interest	—	—	—	—	—	(2,720)	(2,720)
Other	—	—	—	—	—	(39)	(39)
June 30, 2018	773	962,188	7,994	—	(37,481)	2,053	935,527
Net income	—	—	25,264	—	—	232	25,496
Other comprehensive loss	—	—	—	—	(76)	—	(76)
Net transfer to/from Dover	—	—	—	3,088	(970)	—	2,118
Reclassification of net parent investment in Apergy	—	3,088	—	(3,088)	—	—	—
Stock-based compensation	—	1,768	—	—	—	—	1,768
Other	—	—	—	—	—	(71)	(71)
September 30, 2018	$773	$967,044	$33,258	$—	$(38,527)	$2,214	$964,762

	Common stock
(in thousands)	Par Value	Capital in excess of par value	Retained Earnings	Net Parent Investment in Apergy	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2018	$774	$965,372	$55,829	$—	$(42,906)	$2,458	$981,527
Cumulative effect of accounting changes (Note 2)	—	—	(1,662)	—	—	—	(1,662)
Net income	—	—	22,287	—	—	282	22,569
Other comprehensive income	—	—	—	—	1,189	—	1,189
Stock-based compensation	—	2,285	—	—	—	—	2,285
Taxes withheld on issuance of stock-based awards	—	(719)	—	—	—	—	(719)
Other	—	—	—	—	—	14	14
March 31, 2019	774	966,938	76,454	—	(41,717)	2,754	1,005,203
Net income	—	—	23,779	—	—	71	23,850
Other comprehensive income	—	—	—	—	1,042	—	1,042
Stock-based compensation	1	2,735	—	—	—	—	2,736
Taxes withheld on issuance of stock-based awards	—	(1,080)	—	—	—	—	(1,080)
Other	—	—	—	—	—	(14)	(14)
June 30, 2019	775	968,593	100,233	—	(40,675)	2,811	1,031,737
Net income	—	—	10,225	—	—	194	10,419
Other comprehensive loss	—	—	—	—	(2,832)	—	(2,832)
Stock-based compensation	—	2,524	—	—	—	—	2,524
Taxes withheld on issuance of stock-based awards	—	(42)	—	—	—	—	(42)
September 30, 2019	$775	$971,075	$110,458	$—	$(43,507)	$3,005	$1,041,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash provided (required) by operating activities:
Net income	$56,838	$71,765
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation	51,116	52,814
Amortization	38,504	38,863
Stock-based compensation	7,545	3,129
Impairment	1,849	—
Loss on sale of business	2,475	—
Deferred income taxes	(3,717)	(4,674)
Employee benefit plan expense	1,506	3,012
Other	517	6,286
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	12,218	(79,533)
Inventories	11,455	(21,149)
Prepaid expenses and other current assets	(16,742)	(4,640)
Accounts payable	(15,532)	27,776
Accrued compensation and employee benefits	(3,651)	10,628
Accrued expenses and other liabilities	14,288	23,709
Leased assets	(34,645)	(33,331)
Other	(634)	(1,624)
Net cash provided by operating activities	123,390	93,031

Cash provided (required) by investing activities:
Capital expenditures	(31,589)	(42,883)
Proceeds from sale of fixed assets	2,954	970
Payment on sale of business	(2,194)	—
Payment on acquisition	(12,500)	—
Purchase price adjustments on acquisition	—	53
Net cash required by investing activities	(43,329)	(41,860)

Cash provided (required) by financing activities:
Proceeds from long-term debt, net of discounts	36,500	713,963
Payment of debt issue costs	—	(16,006)
Repayment of long-term debt	(111,500)	(20,000)
Distributions to Dover Corporation, net	—	(728,857)
Distribution to noncontrolling interest	—	(2,720)
Payment of finance lease obligations	(4,108)	(3,174)
Payments related to taxes withheld on stock-based compensation	(1,841)	—
Net cash required by financing activities	(80,949)	(56,794)

Effect of exchange rate changes on cash and cash equivalents	(317)	(75)

Net decrease in cash and cash equivalents	(1,205)	(5,698)
Cash and cash equivalents at beginning of period	41,832	23,712
Cash and cash equivalents at end of period	$40,627	$18,014
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

Separation and Distribution

On April 18, 2018, Dover Corporation’s (“Dover”) Board of Directors approved the separation of entities conducting its oil and gas energy business within Dover’s Energy segment (the “Separation”) into an independent, publicly traded company named Apergy Corporation. In accordance with the separation and distribution agreement, the two companies were separated by Dover distributing to Dover’s stockholders all 77,339,828 shares of common stock of Apergy on May 9, 2018. Each Dover shareholder received one share of Apergy stock for every two shares of Dover stock held at the close of business on the record date of April 30, 2018. Following the Separation, Dover retained no ownership interest in Apergy, and each company, as of May 9, 2018, has separate public ownership, boards of directors and management.

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

All financial information presented after the Separation represents the consolidated results of operations, financial position and cash flows of Apergy. Accordingly, our results of operations and cash flows consist of the consolidated results of Apergy during the periods ended September 30, 2019 and for the period from May 9, 2018 to September 30, 2018, and the combined results of operations and cash flows for the periods prior to May 9, 2018. Our balance sheets as of September 30, 2019 and December 31, 2018, reflect the consolidated balances of Apergy. Our management believes the assumptions underlying these condensed consolidated financial statements, including the assumptions regarding the allocation of corporate expenses from Dover for periods prior to the Separation, are reasonable.

The legal transfer of the oil and gas energy businesses from Dover to Apergy occurred on May 9, 2018; however, for ease of reference, and unless otherwise stated or the context otherwise requires, all references to “Apergy Corporation,” “Apergy,” “we,” “us” or “our” refer (i) prior to the Separation, to the Apergy businesses, consisting of entities, assets and liabilities conducting the oil and gas business within Dover’s Energy segment and (ii) after the Separation, to Apergy Corporation and its consolidated subsidiaries.

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

Change in Accounting Estimate

Effective January 1, 2019, we changed our estimate of the useful lives for certain equipment used within our leased asset program in our Production & Automation Technologies segment to better reflect the estimated periods in which the assets will remain in service. The estimated useful lives of the equipment, previously estimated at three years, was increased to five years. The effect of this change in estimate for the three months ended September 30, 2019, was a reduction in depreciation expense of $2.5 million, an increase in net income of $1.9 million, and an increase in basic and diluted earnings per share of $0.02 per share. The effect of this change in estimate for the nine months ended September 30, 2019, was a reduction in depreciation expense of $6.5 million, an increase in net income of $4.9 million, and an increase in basic and diluted earnings per share of $0.06 per share.

Revisions, Reclassifications and Other Adjustments

We revised our previously issued financial statements for the nine months ended September 30, 2018, for the presentation of capital leases in the condensed consolidated statement of cash flow. The effect of the revisions was an increase of $0.2 million to cash provided by operating activities, a $3.0 million decrease to cash required by investing activities and a $3.2 million increase to cash required by financing activities.

Certain prior-year amounts have been reclassified to conform to the current presentation.

We recorded out-of-period adjustments primarily related to inventory and leased assets write-offs during the three months ended September 30, 2019 which increased revenue by $0.6 million, increased cost of goods and services by $2.6 million and decreased net income by $1.5 million. Management determined the errors were not material to the previously issued condensed consolidated interim financial statements as of and for the three months ended March 31, 2019 and the three and six months ended June 30, 2019. In addition, the correction of the errors in the three months ended September 30, 2019 was not material.

NOTE 2—NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Effective January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This update requires a lessee to recognize in the statement of financial position a right-of-use asset representing its right to use the underlying asset for the lease term and a liability for future lease payments. Similar to past guidance, the update continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Additionally, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors is now based on an assessment of whether a lease contract is economically similar to the purchase of a non-financial asset from the perspective of control. The update also requires quantitative and qualitative disclosures to enable users to understand the amount, timing, and judgments related to leases and the related cash flows. We applied the provisions of this ASU to our lease contracts as of January 1, 2019, using the modified retrospective method of adoption. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting policies. As of January 1, 2019, we recorded operating lease right-of-use assets of $27.0 million, operating lease liabilities of $28.7 million, and a reduction to retained earnings of $1.7 million as a result of the adoption of this guidance.

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

Lessor accounting—Our lease arrangements generally allow customers to rent equipment on a daily basis with no stated end date. Customers may return the equipment at any point subsequent to the lease commencement date without penalty. We account for these arrangements as a daily renewal option beginning on the lease commencement date, with the lease term determined as the period in which it is reasonably certain the option will be exercised. Based on our assessment of the lease classification criteria, our lease arrangements have been classified as operating leases. Our lease arrangements generally include lease and non-lease components for which revenue is recognized based on each component’s standalone price. Lease revenue is recognized on a straight-line basis over the term of the lease and is included in “Other revenue” in the condensed consolidated statement of income. Non-lease revenue related to our lease arrangements is recognized in accordance with our revenue recognition accounting policy. Assets in our lease program are reported in “Property, plant, and equipment, net” on our condensed consolidated balance sheets and are depreciated over their estimated useful lives to an estimated salvage value. Leased equipment damaged in operation is generally charged to the customer. Charges for damaged leased equipment is recorded as “Product revenue” and the remaining net book value of the leased asset is expensed as “Costs of goods and services” in the condensed consolidated statements of income.

See Note 13—Leases for additional information related to our lease accounting. See Note 20—Cash Flow Information for additional information regarding the presentation of our leases within our condensed consolidated statements of cash flows.

Effective July 1, 2019, we adopted ASU 2018-15, “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update have been applied prospectively to all implementation costs incurred after the date of adoption. The impact of adopting the new standard was not material to our financial statements for the three months ended September 30, 2019.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendment modifies certain disclosure requirements for defined benefit plans. Among other requirements and modifications, the amendment requires an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The guidance will be effective for us with our annual filing for the year ended December 31, 2020. We do not expect the adoption of this ASU to have a material impact on our financial statements.

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

Financial information presented prior to the Separation does not include all the expenses that would have been incurred had Apergy been a stand-alone public company. The corporate expenses allocated by Dover to these financial statements were $7.4 million for the nine months ended September 30, 2018, which were recorded in “Selling, general and administrative expense” in the condensed consolidated statement of income.

For periods prior to the Separation, transactions between Apergy and Dover are reflected in “Distributions to Dover Corporation, net” in the condensed consolidated statement of cash flows for the nine months ended September 30, 2018, as a financing activity. Revenue with Dover and its affiliates were not material for the periods presented. We recognized royalty expense of $2.3 million for the nine months ended September 30, 2018, related to the use of Dover’s intellectual property and patents which was included in “Other (income) expense, net” in the condensed consolidated statement of income. On April 1, 2018, patents and other intangibles owned by Dover related to our operations transferred to Apergy, and consequently, Apergy no longer incurred royalty charges related to these assets from Dover.

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

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income attributable to Apergy	$10,225	$25,264	$56,291	$71,470

Weighted-average number of shares outstanding	77,460	77,340	77,416	77,340
Dilutive effect of stock-based compensation	113	229	199	402
Total shares and dilutive securities	77,573	77,569	77,615	77,742

Basic earnings per share attributable to Apergy	$0.13	$0.33	$0.73	$0.92
Diluted earnings per share attributable to Apergy	$0.13	$0.33	$0.73	$0.92

NOTE 5—ACQUISITIONS

On July 31, 2019, Apergy entered into an asset purchase agreement to acquire certain assets, which meet the definition of a business, used in the manufacturing of downhole monitoring systems. The acquisition is included among the consolidated subsidiaries reported in our Production & Automation Technologies segment and provides digital technology strategic to our artificial lift product offering.

The acquisition-date fair value of the consideration transferred consisted of the following:

(in thousands)
Cash	$12,500
Contingent consideration (1)	1,500
Total consideration transferred	$14,000
_______________________
(1) Contingent consideration is payable to the seller based on the acquired business exceeding a revenue target over an eighteen month period ending January 2021. Achievement of the revenue target is considered probable.

The following table summarizes the final fair values of the assets acquired at the acquisition date:

(in thousands)
Inventory	$1,840
Customer relationships	2,650
Technology - Technical know-how	4,000
Goodwill	5,510
Total assets acquired	$14,000

The amortization period is 15 years for acquired customer relationships and technology. The goodwill recognized as a result of the acquisition is tax deductible and primarily reflects the expected benefits to be derived from operational synergies. Results of operations of the acquired business have been included in our condensed consolidated financial statements as of the acquisition date. Pro forma results of operations have not been presented as the effects of the acquisition are not material to our condensed consolidated financial statements.

NOTE 6—DISPOSITIONS

During March 2019, we classified our pressure vessel manufacturing business in our Production & Automated Technologies segment as held for sale. We recognized an impairment loss of $1.7 million during the nine months ended September 30, 2019, which was recorded in “Selling, general and administrative expense” in the condensed consolidated statement of income, to adjust the carrying amount of the disposal group to fair value. See Note 17—Fair Value Measurements for additional information. In June 2019, we completed the sale of our pressure vessel manufacturing business and made a cash payment of $2.2 million, resulting in a loss on disposition of $2.5 million, which was recorded in “Other (income) expense, net” in the condensed consolidated statement of income for the nine months ended September 30, 2019.

NOTE 7—INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Raw materials	$49,752	$52,057
Work in progress	14,603	11,416
Finished goods	179,548	180,624
	243,903	244,097
LIFO and valuation adjustments	(24,289)	(25,778)
Inventories, net	$219,614	$218,319

NOTE 8 — GOODWILL

The carrying amount of goodwill, including changes therein, by reporting segment was as follows:

(in thousands)	Production & Automation Technologies	Drilling Technologies	Total
December 31, 2018	$803,849	$101,136	$904,985
Acquisition	5,510	—	5,510
Foreign currency translation	198	—	198
September 30, 2019	$809,557	$101,136	$910,693

NOTE 9—DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Revolving credit facility	$—	$—
Term loan facility	295,000	370,000
6.375% Senior Notes due 2026	300,000	300,000
Finance lease obligations	3,706	7,485
Total	598,706	677,485
Net unamortized discounts and issuance costs	(10,126)	(11,377)
Total long-term debt	$588,580	$666,108

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

During the three months ended September 30, 2019, and pursuant to the provisions of the tax matters agreement with Dover, we recognized $3.4 million of indemnification expense within “Selling, general and administrative expense” in the condensed consolidated statements of income with respect to certain liabilities related to tax audits for the 2012-2016 tax years. The tax audits and related assessments have not been completed.

As of September 30, 2019 and December 31, 2018, we had $13.0 million and $3.6 million, respectively, of outstanding letters of credit, surety bonds and guarantees which expire at various dates through 2025. These financial instruments are primarily maintained as security for insurance, warranty and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation and Environmental Matters

We are involved in various pending or potential legal actions in the ordinary course of our business. These proceedings primarily involve claims by private parties alleging injury arising out of use of our products, patent infringement, employment matters, and commercial disputes. We review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and accrued to-date, and the availability and extent of insurance coverage. We accrue a liability for legal matters that are probable and estimable, and as of September 30, 2019 and December 31, 2018, these liabilities were not material. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Prior to the Separation, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma ("Norris"). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality ("ODEQ"). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. Now that we have such recommendations, we expect to begin discussions with ODEQ regarding our proposed long-term remediation plan. The plan is subject to ODEQ’s review, input, and approval. Because we have not yet finalized a plan for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. At September 30, 2019, as a result of the recommendations in the report, we have accrued liabilities for these remediation efforts of approximately $2.0 million with such charges recorded within “Selling, general and administrative expense” in the condensed consolidated statements of income. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated.

NOTE 11—STOCKHOLDERS' EQUITY

Capital stock—The following is a summary of our capital stock activity:

(in thousands)	Common Stock
March 31, 2018	—
Issuance of common stock	77,340
June 30, 2018	77,340
Shares issued—share-based compensation	1
September 30, 2018	77,341

(in thousands)	Common Stock
December 31, 2018	77,353
Shares issued—share-based compensation	39
March 31, 2019	77,392
Shares issued—share-based compensation	67
June 30, 2019	77,459
Shares issued—share-based compensation	1
September 30, 2019	77,460

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2017	$(21,936)	$(4,480)	$(26,416)
Reclassification adjustment for cumulative effect of change in accounting principle	—	(1,315)	(1,315)
Other comprehensive loss before reclassifications, net of tax	(1,691)	—	(1,691)
Reclassification adjustment for net losses included in net income, net of tax	—	49	49
Other comprehensive income (loss), net of tax	(1,691)	49	(1,642)
March 31, 2018	(23,627)	(5,746)	(29,373)
Net transfer from Dover	—	(1,450)	(1,450)
Other comprehensive income (loss) before reclassifications, net of tax	(6,874)	170	(6,704)
Reclassification adjustment for net losses included in net income, net of tax	—	46	46
Other comprehensive income (loss), net of tax	(6,874)	216	(6,658)
June 30, 2018	(30,501)	(6,980)	(37,481)
Net transfer from Dover	—	(970)	(970)
Other comprehensive loss before reclassifications, net of tax	(515)	—	(515)
Reclassification adjustment for net losses included in net income, net of tax	—	439	439
Other comprehensive income (loss), net of tax	(515)	439	(76)
September 30, 2018	$(31,016)	$(7,511)	$(38,527)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2018	$(36,146)	$(6,760)	$(42,906)
Other comprehensive income (loss) before reclassifications, net of tax	1,090	(323)	767
Reclassification adjustment for net losses included in net income, net of tax	—	422	422
Other comprehensive income, net of tax	1,090	99	1,189
March 31, 2019	(35,056)	(6,661)	(41,717)
Other comprehensive income before reclassifications, net of tax	974	—	974
Reclassification adjustment for net losses included in net income, net of tax	—	68	68
Other comprehensive income, net of tax	974	68	1,042
June 30, 2019	(34,082)	(6,593)	(40,675)
Other comprehensive loss before reclassifications, net of tax	(2,900)	—	(2,900)
Reclassification adjustment for net losses included in net income, net of tax	—	68	68
Other comprehensive income (loss), net of tax	(2,900)	68	(2,832)
September 30, 2019	$(36,982)	$(6,525)	$(43,507)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items on the condensed consolidated statements of income
(in thousands)	2019	2018	2019	2018
Amortization of actuarial loss and other (1)	$91	$116	$274	$242	Other (income) expense, net
Settlement loss (1)	—	484	486	484	Other (income) expense, net
Total before tax	91	600	760	726	Income before income taxes
Tax benefit	(23)	(161)	(202)	(192)	Provision for income taxes
	$68	$439	$558	$534	Net income
_______________________
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (See Note 15—Employee Benefit Plans for additional information).

NOTE 12—REVENUE

Disaggregation of Revenue
Revenue disaggregated by revenue type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Product revenue	$244,651	$283,102	$787,698	$807,949
Service revenue	20,708	20,471	62,056	62,014
Lease and other revenue	13,022	12,895	36,372	35,481
Total revenue	$278,381	$316,468	$886,126	$905,444
Revenue disaggregated by end market in each of our reporting segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Drilling Technologies	$54,878	$75,254	$202,764	$209,727
Production & Automation Technologies:
Artificial lift	176,253	187,872	531,127	543,302
Digital products	34,460	31,248	100,056	86,761
Other production equipment	13,245	22,380	53,083	66,444
Intra-segment eliminations	(455)	(286)	(904)	(790)
	223,503	241,214	683,362	695,717
Total revenue	$278,381	$316,468	$886,126	$905,444

Revenue disaggregated by geography was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
United States	$210,905	$252,747	$680,396	$712,499
Canada	19,224	20,759	54,009	58,639
Middle East	16,317	13,645	44,360	40,091
Europe	10,468	7,625	40,518	27,805
Latin America	6,835	8,364	23,936	25,097
Australia	8,002	8,939	22,009	24,951
Asia-Pacific and other	6,630	4,389	20,898	16,362
Total revenue	$278,381	$316,468	$886,126	$905,444

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Contract assets	$2,044	$4,571
Contract liabilities - current	6,798	5,863

NOTE 13—LEASES

Lessee Accounting

We have operating and finance leases for real estate, vehicles and equipment. Certain of our vehicle leases include residual value guarantees, which have been excluded from the measurement of our lease liabilities as we do not believe it is probable the residual value guarantees will be paid at the end of the lease. Our real estate and vehicle leases generally include options to renew or extend the lease term at our discretion. These options are included in the measurement of our lease liabilities only when it is reasonably certain that we will exercise these rights.

Balance sheet presentation—Leases are presented in our condensed consolidated balance sheet as follows:

(in thousands)	Balance Sheet Classification	September 30, 2019
Right-of Use Assets:
Finance leases	Property, plant, and equipment, net	$8,115
Operating leases	Other non-current assets	21,604
Total lease right-of-use assets		29,719
Lease Liabilities:
Finance leases - current	Accrued expenses and other current liabilities	4,336
Finance leases	Long-term debt	3,706
Operating leases - current	Accrued expenses and other current liabilities	7,709
Operating leases	Other long-term liabilities	16,758
Total lease liabilities		$32,509

Components of total lease cost—Components of total lease cost were as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$1,041	$3,717
Interest on lease liabilities	60	293
Operating lease cost	2,302	8,140
Short-term lease cost	1,331	3,253
Variable lease cost	145	707
Sublease income	(133)	(367)
Total net lease cost	$4,746	$15,743

Lease term and discount rate—Our weighted-average remaining lease term and weighted-average discount rate for operating and finance leases are as follows:

September 30, 2019
Weighted-average remaining lease term (years):
Operating lease	4.6
Finance lease	2.0
Weighted-average discount rate:
Operating lease	6.6%
Finance lease	5.2%

Maturity Analysis—Future minimum payments on our operating and finance leases as of September 30, 2019 are as follows:

(in thousands)	Operating	Finance
2019	$2,482	$1,509
2020	7,823	4,114
2021	4,646	2,368
2022	3,934	420
2023	3,471	77
Thereafter	7,017	2
Total future minimum lease payments	29,373	8,490
Interest included within lease payments	(4,906)	(448)
Total lease liabilities	$24,467	$8,042

Lessor Accounting

Lease revenue is primarily generated from our electric submersible pump (“ESP”) leased asset program within our Production & Automation Technologies segment. Our lease arrangements generally allow customers to rent equipment on a daily basis with no stated end date. Customers may return the equipment at any point subsequent to the lease commencement date without penalty. We account for these arrangements as a daily renewal option beginning on the lease commencement date, with the lease term determined as the period in which it is reasonably certain the option will be exercised. The average length of these arrangements generally range from six months to nine months. Lease revenue was $11.6 million and $32.8 million for the three and nine month periods ended September 30, 2019, respectively.

Leased assets—Components of our leased assets are as follows:

(in thousands)	September 30, 2019
Property, plant, and equipment	$170,889
Accumulated depreciation	(69,993)
Property, plant, and equipment, net	$100,896

Depreciation expense on our leased assets was $9.5 million and $27.3 million for the three month and nine month periods ended September 30, 2019, respectively.

NOTE 14—INCOME TAXES

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

Our income tax provision reflected effective tax rates of 22.7% and 23.2% for the three months ended September 30, 2019 and 2018, respectively, and 21.6% and 25.2% for the nine months ended September 30, 2019 and 2018, respectively. The year-over-year decrease in the effective rates reflects tax benefits for foreign tax basis step-up, stock compensation, and favorable U.S. state tax rate changes. Additionally, the year-over-year decrease in the effective tax rates includes a one-time charge during the nine months ended September 30, 2018 related to certain reorganizations of our subsidiaries as a result of the Separation.

NOTE 15—EMPLOYEE BENEFIT PLANS

Prior to the Separation, certain of our employees participated in defined benefit and non-qualified plans sponsored by Dover, which included participants of other Dover subsidiaries. For periods prior to the Separation, we accounted for such plans as multi-employer benefit plans and recorded a proportionate share of the cost in our condensed consolidated statements of income.

Total net periodic benefit cost was $0.4 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively. Prior to the Separation, our net periodic benefit costs included benefit costs associated with plans accounted for as single-employer plans and an allocation from Dover for plans accounted for as multi-employer plans. After the Separation, total net periodic benefit costs include all costs associated with the plans we sponsor, including plans that transferred to Apergy.

NOTE 16—EQUITY AND CASH INCENTIVE PROGRAM

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

Stock-based compensation expense is reported within “Selling, general and administrative expense” in the condensed consolidated statements of income. Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$2,524	$1,768	$7,545	$3,129
Tax benefit	(615)	(421)	(1,841)	(717)
Stock-based compensation expense, net of tax	$1,909	$1,347	$5,704	$2,412

A summary of activity relating to our share-based awards for the nine months ended September 30, 2019, is as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units
Outstanding at January 1, 2019	477,950	86,817	414,840
Granted	—	92,919	155,777
Forfeited	(7,030)	(5,010)	(16,032)
Exercised / Vested	(46,125)	—	(141,437)
Outstanding at September 30, 2019	424,795	174,726	413,148

NOTE 17—FAIR VALUE MEASUREMENTS

We had no outstanding derivative contracts as of September 30, 2019 and December 31, 2018. Other assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, were not significant; thus, no fair value disclosures are presented.

The fair value, based on Level 1 quoted market rates, of our Senior Notes was approximately $300.0 million at September 30, 2019, as compared to the $300.0 million face value of the debt. The fair value, based on Level 2 quoted market rates, of our term loan facility was approximately $295.6 million at September 30, 2019, as compared to the $295.0 million face value of the debt.

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value due to their short-term nature.

Impairment of Assets Held For Sale

In March 2019, we classified our pressure vessel manufacturing business in our Production & Automation Technologies segment as held for sale and recognized an impairment loss of $1.7 million to adjust the carrying amount of the disposal group to fair value. The fair value was determined by a negotiated selling price through a non-binding expression of interest with a third party, a Level 3 input. We completed the sale of our pressure vessel manufacturing business in June 2019. See Note 6—Dispositions for additional information.

Acquisition

On July 31, 2019, Apergy entered into an asset purchase agreement to acquire certain assets, which meet the definition of a business. See Note 5—Acquisitions for additional information. The fair value of the contingent consideration is based on the probability of the acquired business achieving an eighteen month revenue target, a Level 3 input. As of September 30, 2019, the estimated fair value of the contingent consideration liability was $1.5 million, as attainment of the revenue target was deemed probable.

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

NOTE 18—SEGMENT INFORMATION

We report our results of operations in the following reporting segments: Production & Automation Technologies and Drilling Technologies. Segment revenue and segment operating profit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Segment revenue:
Production & Automation Technologies	$223,503	$241,214	$683,362	$695,717
Drilling Technologies	54,878	75,254	202,764	209,727
Total revenue	$278,381	$316,468	$886,126	$905,444

Income before income taxes:
Segment operating profit:
Production & Automation Technologies	$17,329	$24,175	$54,411	$57,272
Drilling Technologies	13,796	26,209	64,853	71,738
Total segment operating profit	31,125	50,384	119,264	129,010
Corporate expense and other (1)	8,110	6,581	16,686	16,273
Interest expense, net	9,537	10,584	30,068	16,813
Income before income taxes	$13,478	$33,219	$72,510	$95,924
_______________________

(1)
Corporate expense and other includes costs not directly attributable or allocated to our reporting segments such as corporate executive management and other administrative functions, costs related to our Separation from Dover and the results attributable to our noncontrolling interest.

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

	Three Months Ended September 30, 2019
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Product revenue	$—	$211,988	$32,663	$—	$244,651
Other revenue	—	31,664	14,278	(12,212)	33,730
Total revenue	—	243,652	46,941	(12,212)	278,381
Cost of goods and services	—	162,031	36,979	(12,148)	186,862
Gross profit	—	81,621	9,962	(64)	91,519
Selling, general and administrative expense	64	62,289	6,460	—	68,813
Interest expense, net	9,502	32	3	—	9,537
Other (income) expense, net	—	(1,011)	702	—	(309)
Income (loss) before income taxes and equity in earnings of affiliates	(9,566)	20,311	2,797	(64)	13,478
Provision for (benefit from) income taxes	(2,180)	2,181	3,072	(14)	3,059
Income (loss) before equity in earnings of affiliates	(7,386)	18,130	(275)	(50)	10,419
Equity in earnings of affiliates	17,611	5,926	5,841	(29,378)	—
Net income	10,225	24,056	5,566	(29,428)	10,419
Net income attributable to noncontrolling interest	—	—	194	—	194
Net income attributable to Apergy	$10,225	$24,056	$5,372	$(29,428)	$10,225
Comprehensive income attributable to Apergy	$7,393	$23,079	$3,501	$(26,580)	$7,393

	Three Months Ended September 30, 2018
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Product revenue	$—	$250,549	$32,553	$—	$283,102
Other revenue	—	32,230	11,933	(10,797)	33,366
Total revenue	—	282,779	44,486	(10,797)	316,468
Cost of goods and services	—	175,718	37,899	(10,883)	202,734
Gross profit	—	107,061	6,587	86	113,734
Selling, general and administrative expense	86	63,659	5,461	—	69,206
Interest expense, net	10,492	84	9	(1)	10,584
Other (income) expense, net	—	(711)	1,435	1	725
Income (loss) before income taxes and equity in earnings of affiliates	(10,578)	44,029	(318)	86	33,219
Provision for (benefit from) income taxes	(2,574)	8,743	1,536	18	7,723
Income (loss) before equity in earnings of affiliates	(8,004)	35,286	(1,854)	68	25,496
Equity in earnings of affiliates	33,268	5,347	12,604	(51,219)	—
Net income	25,264	40,633	10,750	(51,151)	25,496
Net income attributable to noncontrolling interest	—	—	232	—	232
Net income attributable to Apergy	$25,264	$40,633	$10,518	$(51,151)	$25,264
Comprehensive income attributable to Apergy	$25,188	$39,903	$11,171	$(51,074)	$25,188

	Nine Months Ended September 30, 2019
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Product revenue	$—	$700,014	$87,684	$—	$787,698
Other revenue	—	90,801	39,751	(32,124)	98,428
Total revenue	—	790,815	127,435	(32,124)	886,126
Cost of goods and services	—	505,375	106,122	(32,208)	579,289
Gross profit	—	285,440	21,313	84	306,837
Selling, general and administrative expense	207	182,867	17,716	—	200,790
Interest expense, net	29,791	256	21	—	30,068
Other expense, net	—	1,952	1,517	—	3,469
Income (loss) before income taxes and equity in earnings of affiliates	(29,998)	100,365	2,059	84	72,510
Provision for (benefit from) income taxes	(6,918)	21,122	1,450	18	15,672
Income (loss) before equity in earnings of affiliates	(23,080)	79,243	609	66	56,838
Equity in earnings of affiliates	79,371	14,974	18,015	(112,360)	—
Net income	56,291	94,217	18,624	(112,294)	56,838
Net income attributable to noncontrolling interest	—	—	547	—	547
Net income attributable to Apergy	$56,291	$94,217	$18,077	$(112,294)	$56,291
Comprehensive income attributable to Apergy	$55,690	$93,750	$17,932	$(111,682)	$55,690

	Nine Months Ended September 30, 2018
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Product revenue	$—	$713,865	$94,084	$—	$807,949
Other revenue	—	95,284	34,374	(32,163)	97,495
Total revenue	—	809,149	128,458	(32,163)	905,444
Cost of goods and services	—	514,816	111,142	(31,542)	594,416
Gross profit	—	294,333	17,316	(621)	311,028
Selling, general and administrative expense	1,588	176,539	16,247	—	194,374
Interest expense, net	16,494	288	32	(1)	16,813
Other expense, net	—	2,065	1,851	1	3,917
Income (loss) before income taxes and equity in earnings of affiliates	(18,082)	115,441	(814)	(621)	95,924
Provision for (benefit from) income taxes	(4,217)	23,911	4,595	(130)	24,159
Income (loss) before equity in earnings of affiliates	(13,865)	91,530	(5,409)	(491)	71,765
Equity in earnings of affiliates	85,335	18,292	37,049	(140,676)	—
Net income	71,470	109,822	31,640	(141,167)	71,765
Net income attributable to noncontrolling interest	—	—	295	—	295
Net income attributable to Apergy	$71,470	$109,822	$31,345	$(141,167)	$71,470
Comprehensive income attributable to Apergy	$63,094	$109,177	$23,614	$(132,791)	$63,094

	September 30, 2019
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Assets
Cash and cash equivalents	$108	$29,041	$11,478	$—	$40,627
Receivables, net	394	206,521	38,300	(8,834)	236,381
Inventories, net	—	188,555	32,609	(1,550)	219,614
Prepaid expenses and other current assets	78	29,793	4,645	—	34,516
Total current assets	580	453,910	87,032	(10,384)	531,138
Property, plant and equipment, net	—	237,649	11,736	—	249,385
Goodwill	—	633,771	276,922	—	910,693
Advances due from affiliates	536,389	20,230	88,035	(644,654)	—
Investment in subsidiaries	1,096,182	713,088	563,185	(2,372,455)	—
Intangible assets, net	—	171,259	80,152	—	251,411
Other non-current assets	3,304	19,011	7,311	—	29,626
Total assets	1,636,455	2,248,918	1,114,373	(3,027,493)	1,972,253
Liabilities and Equity
Accounts payable	24	102,808	20,187	(8,834)	114,185
Accrued compensation and employee benefits	—	34,301	6,115	—	40,416
Accrued expenses and other current liabilities	9,750	33,536	10,116	(1,550)	51,852
Total current liabilities	9,774	170,645	36,418	(10,384)	206,453
Advances due to affiliates	—	624,424	20,230	(644,654)	—
Long-term debt	584,875	3,586	119	—	588,580
Deferred income taxes	—	80,735	16,853	—	97,588
Other long-term liabilities	—	32,277	5,549	—	37,826
Total liabilities	594,649	911,667	79,169	(655,038)	930,447
Equity
Total stockholders’ equity	1,041,806	1,337,251	1,032,199	(2,372,455)	1,038,801
Noncontrolling interest	—	—	3,005	—	3,005
Total equity	1,041,806	1,337,251	1,035,204	(2,372,455)	1,041,806
Total liabilities and equity	$1,636,455	$2,248,918	$1,114,373	$(3,027,493)	$1,972,253

	December 31, 2018
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Assets
Cash and cash equivalents	$108	$27,533	$14,191	$—	$41,832
Receivables, net	1,743	230,230	35,019	(17,044)	249,948
Inventories, net	—	189,015	30,936	(1,632)	218,319
Prepaid expenses and other current assets	24,583	17,064	3,106	(24,542)	20,211
Total current assets	26,434	463,842	83,252	(43,218)	530,310
Property, plant and equipment, net	—	231,373	12,955	—	244,328
Goodwill	—	633,771	271,214	—	904,985
Advances due from affiliates	600,802	14,185	82,889	(697,876)	—
Investment in subsidiaries	1,013,869	687,691	545,298	(2,246,858)	—
Intangible assets, net	—	198,531	85,157	—	283,688
Other non-current assets	3,996	2,371	2,078	—	8,445
Total assets	1,645,101	2,231,764	1,082,843	(2,987,952)	1,971,756
Liabilities and Equity
Accounts payable	22	114,745	33,335	(17,044)	131,058
Accrued compensation and employee benefits	—	35,278	5,268	—	40,546
Accrued expenses and other current liabilities	4,929	46,722	4,914	(26,174)	30,391
Total current liabilities	4,951	196,745	43,517	(43,218)	201,995
Advances due to affiliates	—	683,700	14,176	(697,876)	—
Long-term debt	658,623	7,363	122	—	666,108
Deferred income taxes	—	81,296	20,428	—	101,724
Other long-term liabilities	—	19,441	961	—	20,402
Total liabilities	663,574	988,545	79,204	(741,094)	990,229
Equity
Total stockholders’ equity	981,527	1,243,219	1,001,181	(2,246,858)	979,069
Noncontrolling interest	—	—	2,458	—	2,458
Total equity	981,527	1,243,219	1,003,639	(2,246,858)	981,527
Total liabilities and equity	$1,645,101	$2,231,764	$1,082,843	$(2,987,952)	$1,971,756

	Nine Months Ended September 30, 2019
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Cash provided (required) by operating activities	$(36,254)	$161,085	$(1,441)	$—	$123,390

Cash provided (required) by investing activities:
Capital expenditures	—	(30,387)	(1,202)	—	(31,589)
Proceeds from sale of fixed assets	—	2,935	19	—	2,954
Payment on sale of business	—	(2,194)	—	—	(2,194)
Payment on acquisition	—	(12,500)	—	—	(12,500)
Net cash required by investing activities	—	(42,146)	(1,183)	—	(43,329)

Cash provided (required) by financing activities:
Proceeds from long-term debt	36,500	—	—	—	36,500
Repayment of long-term debt	(111,500)	—	—	—	(111,500)
Advances due to (from) affiliates	111,254	(111,573)	319	—	—
Payments of finance lease obligations	—	(4,070)	(38)	—	(4,108)
Payments related to taxes withheld on stock-based compensation	—	(1,788)	(53)	—	(1,841)
Net cash provided (required) by financing activities	36,254	(117,431)	228	—	(80,949)

Effect of exchange rate changes on cash and cash equivalents	—	—	(317)	—	(317)

Net increase (decrease) in cash and cash equivalents	—	1,508	(2,713)	—	(1,205)
Cash and cash equivalents at beginning of period	108	27,533	14,191	—	41,832
Cash and cash equivalents at end of period	$108	$29,041	$11,478	$—	$40,627

	Nine Months Ended September 30, 2018
(in thousands)	Apergy Corporation	Subsidiary Guarantors	Subsidiary Non-guarantors	Adjustments and eliminations	Total
Cash provided (required) by operating activities	$(16,694)	$104,136	$6,588	$(999)	$93,031

Cash provided (required) by investing activities:
Capital expenditures	—	(40,797)	(2,086)	—	(42,883)
Proceeds from sale of fixed assets	—	938	32	—	970
Purchase price adjustments on acquisition	—	—	53	—	53
Net cash required by investing activities	—	(39,859)	(2,001)	—	(41,860)

Cash provided (required) by financing activities:
Proceeds from long-term debt, net of discounts	713,963	—	—	—	713,963
Payment of debt issue costs	(16,006)	—	—	—	(16,006)
Repayment of long-term debt	(20,000)	—	—	—	(20,000)
Advances due to (from) affiliates	(660,836)	677,999	(17,163)	—	—
Distributions to Dover Corporation, net	(319)	(736,557)	7,020	999	(728,857)
Distribution to noncontrolling interest	—	—	(2,720)	—	(2,720)
Payments of finance lease obligations	—	(3,174)	—	—	(3,174)
Net cash provided (required) by financing activities	16,802	(61,732)	(12,863)	999	(56,794)

Effect of exchange rate changes on cash and cash equivalents	—	—	(75)	—	(75)

Net increase (decrease) in cash and cash equivalents	108	2,545	(8,351)	—	(5,698)
Cash and cash equivalents at beginning of period	—	5,763	17,949	—	23,712
Cash and cash equivalents at end of period	$108	$8,308	$9,598	$—	$18,014

NOTE 20—CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

(in thousands)	Statement of Cash Flows Classification	Nine Months Ended September 30, 2019
Cash information:
Cash required by operating leases (1)	Operating	$8,955
Cash required by finance leases - interest	Operating	295
Cash required by finance leases - principal	Financing	4,108
Non-cash information:
Operating lease additions (2)	Non-cash	$34,961
Finance lease additions	Non-cash	3,990
_______________________
(1) Cash required by operating leases is reported net of operating lease expense in the operating section of our condensed consolidated statements of cash flows in “Accrued expenses and other liabilities.”
(2) Operating lease additions include lease liabilities recognized at the time of adoption. Refer to Note 2—New Accounting Standards for additional information.

Lease program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our lease program. During the nine months ended September 30, 2019, we transferred $61.2 million of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

Expenditures for assets that are expected to be placed into our lease asset program and with a useful life of greater than one year are reported in “Capital expenditures” in the investing section of our condensed consolidated statements of cash flows. During the nine months ended September 30, 2019 and 2018, such expenditures were estimated to be $13.9 million, and $17.3 million, respectively. Expenditures for assets that are expected to be placed into our leased asset program and with a useful life of one year are reported in “Leased assets” in the operating section of our condensed consolidated statement of cash flows. Additionally, the recovery of the carrying value from the sale of assets on lease is presented in “Leased assets” in the operating section of our condensed consolidated statements of cash flows.

Sale of assets

In March 2019, we completed the sale of an individual property previously classified as held for sale in our Production & Automation Technologies segment. Net proceeds of $2.1 million were received upon the close of the transaction, resulting in a gain that was not material to the condensed consolidated statement of income during the nine months ended September 30, 2019.

Refer to Note 6—Dispositions for information related to our sale of our pressure vessel manufacturing business in our Production & Automation Technologies segment.

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

Market Conditions and Outlook

In the third quarter of 2019, customer spending associated with U.S. land drilling and exploration and production (E&P) activity progressively deteriorated which resulted in lower than expected operational results. The decrease in the U.S. rig count led to a longer period of customers de-stocking their polycrystalline diamond cutter inventories, and combined with an earlier start to E&P budget exhaustion, these events led to lower revenue volumes across our North American product portfolio. Despite these revenue declines, we engaged in cost management actions and progressed ongoing productivity initiatives to begin to mitigate the impact of lower activity levels. For the remainder of 2019, we expect lower drilling activity in the U.S. due to E&P spending discipline, coupled with traditionally lower seasonal activity. We expect international activity to show modest growth for the remainder of 2019. We remain focused on (i) growing our ESP product line in the U.S. unconventional markets, (ii) capitalizing on well conversions to rod lift systems as well production declines, particularly in the Permian basin, (iii) further adoption of our “fit-for-purpose” digital products to improve our customers’ productivity and economics, (iv) continued, albeit slower due to customer capital discipline, innovation and advancement of our technology in diamond sciences, and (v) continued adoption of our diamond bearings offering for downhole applications.

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

Although risk remains that crude oil prices and activity levels could deteriorate further from current levels, we believe the long-term outlook for our businesses is favorable. Slow growth of global demand for oil and gas, in combination with ongoing depletion of existing reservoirs, is expected to drive continued investment in the drilling and completion of new wells. In addition, productivity and efficiency are becoming increasingly important in the oil and gas industry as operators focus on improving per-well economics.

Average crude oil and natural gas prices, rig counts and aggregate well completions are summarized below:

	2018					2019
	Q1	Q2	Q3	Q4	FY	Q1	Q2	Q3	YTD
WTI Crude (per bbl) (a)	$62.91	$68.07	$69.69	$59.50	$65.04	$54.82	$59.88	$56.34	$57.01
Brent Crude (per bbl) (a)	66.86	74.53	75.08	67.99	71.12	63.10	60.56	61.95	61.87
Henry Hub Natural Gas (per mmBtu) (a)	3.08	2.85	2.93	3.77	3.16	2.92	2.57	2.38	2.62

U.S. Rig Count (b)	966	1,039	1,051	1,073	1,032	1,043	989	920	984
Canada Rig Count (b)	269	108	209	179	191	183	82	132	132
International Rig Count (b)	970	968	1,003	1,011	988	1,030	1,051	1,059	1,047
Worldwide Rig Count	2,205	2,115	2,263	2,263	2,211	2,256	2,122	2,111	2,163

Aggregate U.S. Well Completions (a)	3,413	3,888	3,896	3,654	14,851	3,933	4,181	4,181	12,295
_______________________
(a) Source: U.S. Energy Information Administration (EIA), as of October 15, 2019.
(b) Source: Baker Hughes Rig Count, as of October 15, 2019. Excludes Ukraine rig count.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$278,381	$316,468	(38,087)	(12.0)
Cost of goods and services	186,862	202,734	(15,872)	(7.8)
Gross profit	91,519	113,734	(22,215)	(19.5)
Selling, general and administrative expense	68,813	69,206	(393)	(0.6)
Interest expense, net	9,537	10,584	(1,047)	(9.9)
Other (income) expense, net	(309)	725	(1,034)	*
Income before income taxes	13,478	33,219	(19,741)	(59.4)
Provision for income taxes	3,059	7,723	(4,664)	(60.4)
Net income	10,419	25,496	(15,077)	(59.1)
Net income attributable to noncontrolling interest	194	232	(38)	*
Net income attributable to Apergy	$10,225	$25,264	(15,039)	(59.5)

Gross profit margin	32.9%	35.9%		(300) bps.
SG&A expense, percent of revenue	24.7%	21.9%		280 bps.
Effective tax rate	22.7%	23.2%		(50) bps.
_______________________

*	Not meaningful

Revenue. Revenue for the third quarter of 2019 decreased $38.1 million, or 12.0%, year-over-year. Drilling Technologies revenue decreased $20.4 million year-over-year primarily due to lower U.S. rig counts, which impacts polycrystalline diamond cutter volumes, and decreased volumes of our diamond bearings technology due to customer spending discipline. Production & Automation Technologies revenue decreased $17.7 million year-over-year, driven by lower volumes in our artificial lift offering in North America, the disposition of our pressure vessel manufacturing business in the second quarter of 2019, and an unfavorable impact due to foreign currency translation. This decrease was partially offset by higher international artificial lift revenue and higher volumes from our digital technology portfolio.

Gross profit. Gross profit for the third quarter of 2019 decreased $22.2 million, or 19.5%, year-over-year, reflecting lower sales volumes in our Drilling Technologies segment, lower sales volumes in our artificial lift offering, higher raw material costs as a result of tariffs imposed in the beginning in the third quarter of 2018, inventory and leased asset write-offs and increased restructuring costs in our Production & Automation Technologies segment. The increase was partially offset by our strong productivity initiatives, including recovery of previously incurred raw material costs, and cost reduction efforts.

Selling, general and administrative expense. Selling, general and administrative expense in the third quarter of 2019 decreased $0.4 million, or 0.6%, year-over-year, primarily due to lower bonus accruals and lower professional fees and other related charges associated with the Separation in 2018, partially offset by $3.4 million of indemnification expense under the tax matters agreement with Dover and a $2.0 million charge for environmental costs.

Interest expense, net. Interest expense, net in the third quarter of 2019 decreased $1.0 million year-over-year as a result of lower average balances of our term loan facility in 2019.

Provision for income taxes. The effective tax rates for the third quarter of 2019 and 2018 were 22.7% and 23.2%, respectively. The year-over-year decrease in the effective tax rates was primarily due to tax benefits for foreign tax basis step-up, stock compensation and favorable U.S. state tax rate changes.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$886,126	$905,444	(19,318)	(2.1)
Cost of goods and services	579,289	594,416	(15,127)	(2.5)
Gross profit	306,837	311,028	(4,191)	(1.3)
Selling, general and administrative expense	200,790	194,374	6,416	3.3
Interest expense, net	30,068	16,813	13,255	*
Other expense, net	3,469	3,917	(448)	*
Income before income taxes	72,510	95,924	(23,414)	(24.4)
Provision for income taxes	15,672	24,159	(8,487)	(35.1)
Net income	56,838	71,765	(14,927)	(20.8)
Net income attributable to noncontrolling interest	547	295	252	*
Net income attributable to Apergy	$56,291	$71,470	(15,179)	(21.2)

Gross profit margin	34.6%	34.4%		20 bps.
SG&A expense, percent of revenue	22.7%	21.5%		120 pts.
Effective tax rate	21.6%	25.2%		(360) pts.
_______________________

*	Not meaningful

Revenue. Revenue for the first nine months of 2019 decreased $19.3 million, or 2.1%, year-over-year. Drilling Technologies revenue decreased $7.0 million, year-over-year due to lower volumes and pricing pressure. Production & Automation Technologies revenue for the first nine months of 2019 decreased $12.4 million, year-over-year, driven by lower volumes in our artificial lift offering in North America, the disposition of our pressure vessel manufacturing business in the second quarter of 2019, and an unfavorable impact due to foreign currency translation. This decrease was partially offset by higher international artificial lift revenue and higher volumes from our digital technology portfolio due to expansion of our products and increased customer adoption.

Gross profit. Gross profit for the first nine months of 2019 decreased $4.2 million, or 1.3%, year-over year, reflecting lower sales volumes in our artificial lift portfolio, inventory and leased asset write-offs in our Production and Automation Technologies segment and lower volumes in our Drilling Technologies segment, partially offset by benefits related to productivity initiatives, including recovery of previously incurred raw material costs, and lower depreciation expense related to the change in useful life of our surface lease equipment in our Production & Automation Technologies segment,

Selling, general and administrative expense. Selling, general and administrative expense for the first nine months of 2019 increased $6.4 million, or 3.3%, year-over-year, primarily due to higher salaries and wages expense, $4.4 million of stock compensation expense, $3.4 million of indemnification expense under the tax matters agreement with Dover, a $2.0 million charge for environmental costs, and $1.7 million in impairment charges related to the held-for-sale classification of our pressure vessel manufacturing business in our Production & Automation Technologies segment, partially offset by lower professional fees and other related charges associated with the Separation in 2018.

Interest expense, net. Interest expense, net in the first nine months of 2019 increased $13.3 million year-over-year due to issuances of our term loan facility and senior notes in May 2018.

Provision for income taxes. The effective tax rates for the first nine months of 2019 and 2018 were 21.6% and 25.2%, respectively. The year-over-year decrease in the effective tax rates was primarily due to tax benefits for foreign tax basis step-up, stock compensation, favorable U.S. state tax rate changes and a one-time charge in 2018 related to certain reorganizations of our subsidiaries as a result of the Separation.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

 Production & Automation Technologies

	Three Months Ended September 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$223,503	$241,214	(17,711)	(7.3)
Operating profit	17,329	24,175	(6,846)	(28.3)
Operating profit margin	7.8%	10.0%		(220) bps.

Depreciation and amortization	$27,185	$27,305	(120)	(0.4)
Restructuring and other related charges	2,194	(39)	2,233	*
Environmental costs	1,988	—	1,988	*
Acquisition transaction costs	167	—	167	*

Bookings	$228,632	$241,729	(13,097)	(5.4)
______________________

*	Not meaningful

Revenue. Production & Automation Technologies revenue decreased $17.7 million, or 7.3%, year-over-year, driven by lower volumes in our artificial lift offering in North America, the disposition of our pressure vessel manufacturing business in the second quarter of 2019, and an unfavorable impact due to foreign currency translation. This decrease was partially offset by higher international artificial lift revenue and higher volumes from our digital technology portfolio.

Operating profit. Production & Automation Technologies operating profit decreased $6.8 million year-over-year, primarily driven by lower sales volume and the associated loss of operational efficiencies in our artificial lift offering, higher material costs related to aluminum and steel related to the impact of tariffs imposed beginning in the third quarter of 2018, inventory and leased asset write offs, environmental charges and higher restructuring costs, partially offset by overall productivity gains, including recovery of previously incurred raw material costs, and cost reduction efforts.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$683,362	$695,717	(12,355)	(1.8)
Operating profit	54,411	57,272	(2,861)	(5.0)
Operating profit margin	8.0%	8.2%		(20) bps.

Depreciation and amortization	$82,167	$83,006	(839)	(1.0)
Royalty expense	—	2,277	(2,277)	*
Restructuring and other related charges **	7,971	2,473	5,498	*
Environmental costs	1,988	—	1,988	*
Acquisition transaction costs	167	—	167	*

Bookings	$675,502	$708,124	(32,622)	(4.6)
_______________________

*	Not meaningful
** Includes a $2.5 million loss on disposal and $1.7 million impairment during the nine months ended September 30, 2019, related to our pressure vessel manufacturing business.

Revenue. Production & Automation Technologies revenue for the first nine months of 2019 decreased $12.4 million, or 1.8%, year-over-year, driven by lower volumes in our artificial lift offering in North America, the disposition of our pressure vessel manufacturing business in the second quarter of 2019, and an unfavorable impact due to foreign currency translation. This decrease was partially offset by higher international artificial lift revenue and higher volumes from our digital technology portfolio due to expansion of our products and increased customer adoption.

Operating profit. Production & Automation Technologies operating profit decreased $2.9 million year-over-year. The decrease in operating profit was due to lower sales volumes and the associated loss of operational efficiencies, higher material costs related to aluminum and steel related to the impact of tariffs imposed beginning in the third quarter of 2018, inventory and leased asset write offs, environmental charges and higher restructuring charges related to the impairment and associated disposal of our pressure vessel manufacturing business, partially offset by productivity savings, including recovery of previously incurred raw material costs, cost reduction efforts and lower depreciation expense. Operating profit during the first nine months of 2019 also benefitted from the absence of royalty charges from Dover which ended on April 1, 2018.

Drilling Technologies

	Three Months Ended September 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$54,878	$75,254	(20,376)	(27.1)
Operating profit	13,796	26,209	(12,413)	(47.4)
Operating profit margin	25.1%	34.8%		(970) bps.

Depreciation and amortization	$2,244	$2,717	(473)	(17.4)
Restructuring and other related charges	526	—	526

Bookings	$49,337	$75,834	(26,497)	(34.9)

Revenue. Drilling Technologies revenue decreased $20.4 million, or 27.1%, year-over-year primarily due to lower U.S. rig counts, customers decreasing their polycrystalline diamond cutter inventories, and decreased volumes of our diamond bearings technology due to customer spending discipline.

Operating profit. Drilling Technologies operating profit decreased $12.4 million year-over-year primarily due to lower revenue and higher input costs, partially offset by operational productivity gains.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$202,764	$209,727	(6,963)	(3.3)
Operating profit	64,853	71,738	(6,885)	(9.6)
Operating profit margin	32.0%	34.2%		(220) bps.

Depreciation and amortization	$7,079	$8,379	(1,300)	(15.5)
Restructuring and other related charges	526	—	526

Bookings	$192,324	$215,468	(23,144)	(10.7)

Revenue. Drilling Technologies revenue decreased $7.0 million, or 3.3%, year-over-year primarily due to lower volumes, customers decreasing their polycrystalline inventories and pricing pressure.

Operating profit. Drilling Technologies operating profit decreased $6.9 million year-over-year due to lower revenue, higher input costs and additional corporate costs which did not exist in the first quarter of 2018, partially offset by overall operational productivity gains.

CAPITAL RESOURCES AND LIQUIDITY

As of September 30, 2019, approximately 30% of our cash balances were held outside the United States primarily for working capital and operational support needs. All of our cash held outside the United States could be repatriated; however, we have not provided for foreign withholding taxes on our undistributed foreign earnings from jurisdictions which impose such taxes since we have determined that such earnings are indefinitely reinvested in those jurisdictions.

We have historically generated, and expect to continue to generate, positive cash flow from operations. We expect to meet the continuing funding requirements of our operations with cash generated by such operations and, when needed, our revolving credit facility. Refer to “Capital Resources and Liquidity—Outlook” below for information related to our revolving credit facility.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash provided by operating activities	$123,390	$93,031
Cash required by investing activities	(43,329)	(41,860)
Cash required by financing activities	(80,949)	(56,794)
Effect of exchange rate changes on cash and cash equivalents	(317)	(75)
Net decrease in cash and cash equivalents	$(1,205)	$(5,698)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2019 and 2018, was $123.4 million and $93.0 million, respectively. The increase in cash provided by operating activities was primarily driven by improvements in our working capital position, partially offset by lower income due to interest expense associated with debt incurred as part of the Separation.

Refer to Note 20—Cash Flow Information for additional information related to cash flow presentation of our lease asset program.

Investing Activities

For the nine months ended September 30, 2019 and 2018, we used cash from investing activities of $43.3 million and $41.9 million, respectively. The increase in cash used by investing activities was primarily due to a $12.5 million payment to acquire a business comprising certain assets used in the manufacturing of downhole monitoring systems, partially offset by lower growth and maintenance capital infrastructure spending in the first half of 2019. During the nine months ended September 30, 2019, we received $2.9 million of proceeds from the sale of fixed assets which was partially offset by a $2.2 million payment related to the sale of our pressure vessel manufacturing business in our Production & Automation Technologies segment.

Financing Activities

Cash used in financing activities of $80.9 million for the nine months ended September 30, 2019, was primarily the result of $75.0 million of repayments on our term loan and $4.1 million of payments of finance lease obligations. Cash used in financing activities of $56.8 million for the nine months ended September 30, 2018, was the result of distributions to Dover of $728.9 million, $20.0 million repayment on our term loan, $3.2 million of payments of finance lease obligations and a $2.7 million distribution to our noncontrolling interest, partially offset by $698.0 million of proceeds from long-term debt, net of discounts and debt issue costs.

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

During the nine months ended September 30, 2019, we repaid $75 million of our term loan facility.

Revolving Credit Facility.

A summary of our revolving credit facility at September 30, 2019, was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$250.0	$—	$5.5	$244.5	May 2023

As of September 30, 2019, we were in compliance with all restrictive covenants under our revolving credit facility.

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

Over the next year, we expect to fund our organic capital expenditure needs and reduce our leverage through earnings growth and further debt reduction. We continue to focus on improving our customer collection efforts and overall working capital efficiency to improve our cash flow position. In 2019 we project spending approximately 2.5 percent of revenue for infrastructure related capital expenditures and maintenance and an additional $10 million to $15 million for capital investments directed at expanding our portfolio of electric submersible pump leased assets.

We continue to evaluate acquisitions that meet our strategic priorities, expand our technology and product portfolio, improve our cost position or productivity, or broaden our geographic reach.

OFF-BALANCE SHEET ARRANGEMENTS

Information related to guarantees is incorporated herein by reference from Note 10—Commitments And Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our critical accounting estimates.

As of September 30, 2019, recorded goodwill of $580.0 million was associated with our artificial lift reporting unit. In the third quarter of 2019, customer spending associated with U.S. land drilling and exploration and production activity progressively deteriorated which resulted in lower than expected operational results for the reporting unit. Although no goodwill impairment indicators were present during the third quarter of 2019, continued deterioration of customer spending for a prolonged period of time may have an adverse impact on the economics of certain of our artificial lift product offering, further impacting the financial results of the reporting unit. We have engaged in cost management actions and progressed ongoing productivity initiatives to begin to mitigate the impact of lower activity levels. Management is monitoring the overall market, specifically crude oil prices, rig counts and related customer spending, and its effect on the estimates and assumptions used in our goodwill impairment test for our artificial lift reporting unit, which may require re-evaluation and could result in an impairment of goodwill for this reporting unit.

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

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 because of the material weaknesses in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) described below.

As a result of the evaluation described above, our principal executive officer and principal financial officer reevaluated and concluded that our disclosure controls and procedures were not effective as of March 31, 2019, and June 30, 2019 due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding these material weaknesses, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, as previously filed with the SEC, are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

•
We identified a material weakness in the risk assessment component of internal control as we did not appropriately design controls in response to the risk of misstatement at our Electrical Submersible Pump (ESP) subsidiary to ensure that the subsidiary had the proper resources to operate a complex business model, which was experiencing significant growth and recent turnover in personnel. This material weakness in risk assessment gave rise to additional control deficiencies at the subsidiary, described below, which we also determined to be material weaknesses.

•
Material weakness related to manual journal entries: We did not maintain effective controls over the recording of manual journal entries. Specifically, controls were not operating effectively to ensure that journal entries were properly prepared with appropriate supporting documentation or were reviewed and approved appropriately to ensure the accuracy of journal entries. This material weakness did not result in any material misstatements to the Company’s consolidated financial statements or disclosures, but did result in an immaterial out-of-period adjustment to decrease cost of goods sold during the quarter ended September 30, 2019. Additionally, this material weakness could result in a misstatement of accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•
Material weakness related to inventory and fixed assets: We did not design and maintain effective controls over the completeness, accuracy, existence or presentation and disclosure of inventory and fixed assets. Specifically, controls were not designed or maintained to (a) properly account for asset disposals and active and terminated leases, and (b), properly account for transfers between inventory and leased assets. This material weakness did not result in any material misstatements to the Company’s consolidated financial statements or disclosures, but did result in an immaterial out-of-period adjustment to increase cost of goods sold, with a corresponding combined decrease to inventory and fixed assets during the quarter ended September 30, 2019. Additionally, this material weakness could result in a misstatement of the aforementioned account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

•
Material weakness related to revenue recognition: We did not design or maintain effective controls over the completeness, accuracy, occurrence or cut-off of revenue. Specifically, controls were not designed or maintained to ensure accuracy of the price and quantity and the evidence of the existence of a customer contract during the revenue recognition process. This material weakness did not result in a material misstatement. However, this material weakness could result in a misstatement of revenue and accounts receivable and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management is currently in the process of developing a remediation plan to address these material weaknesses. We believe the remediation activities will extend into fiscal year 2020.
Changes in Internal Control Over Financial Reporting
Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have identified material weaknesses in our internal control over financial reporting and, as a result, our disclosure controls and procedures are not effective.

As part of our evaluation of disclosure controls and procedures as of September 30, 2019, management identified four material weaknesses in the Company’s internal control over financial reporting as a result of which the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses relate to the risk assessment component of internal control in response to the risk of misstatement at our ESP subsidiary, which gave rise to additional control deficiencies at the subsidiary, which we also determined to be material weaknesses, relating to manual journal entries, inventory and fixed assets and revenue recognition. The material weakness related to inventory and fixed assets resulted in the Company recording an increase to cost of sales of approximately $4.5 million and a corresponding combined reduction to inventory and fixed assets in the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Report”), which represents differences from information contained in the Company’s news release issued on October 23, 2019. Refer to Note 1 to the Company’s condensed consolidated financial statements included in Item 1 in Part I of this Report and to Item 4 included in Part I of this Report for additional information related to the nature, financial statement impact and risk of these material weaknesses.

Management is currently in the process of developing a remediation plan to address these material weaknesses, which we expect to extend into 2020. We expect to incur additional expenses, which may be significant, in connection with implementing remedial measures. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we may be required to restate our financial results, which could have a material adverse effect on our financial condition, results of operations or cash flows, restrict our ability to access the capital markets, require significant resources to correct the material weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Quarterly Report on Form 10-Q for the period ended September 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APERGY CORPORATION
(Registrant)

/s/ MICHAEL D. WHITE
Michael D. White
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	November 19, 2019

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith