Form 10-Q
period 2020-03-31
Apergy Corp
filed 2020-05-11
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
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

The registrant had 77,505,318 shares of common stock, $0.01 par value, outstanding as of May 7, 2020.

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

All of our forward-looking statements involve risks, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements include those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, including the following:

•	Demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Our ability to successfully compete with other companies in our industry;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	Cost inflation and availability of raw materials;

•	Changes in federal, state and local legislation and regulations relating to oil and gas development and the potential for related litigation or restrictions on our customers;

•	Changes in environmental and health and safety laws and regulations which may increase our costs, limit the demand for our products and services or restrict our operations;

•	Our ability to successfully execute potential acquisitions;

•	Potential liabilities arising out of the installation or use of our products;

•	Continuing consolidation within our customers’ industry;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Risks relating to our existing international operations and expansion into new geographical markets;

•	The impact of tariffs and other trade measures on our business;

•	Changes in domestic and foreign governmental public policies, risks associated with entry into emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits;

•	Failure to attract, retain and develop personnel for key management;

•	Credit risks related to our customer base or the loss of significant customers;

•	Our ability to protect or obtain intellectual property rights;

•	Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	Deterioration in future expected profitability or cash flows and its effect on our goodwill;

•	Risks relating to improper conduct by any of our employees, agents or business partners;

•	Fluctuations in currency markets worldwide;

•	The impact of natural disasters and other unusual weather conditions on our business;

•	The impact of the novel coronavirus (“COVID-19”) on our business, liquidity, consolidated results of operations and consolidated financial condition;

•	The impact of our indebtedness on our financial position and operating flexibility; and

•	Our ability to remediate the material weaknesses in internal control over financial reporting;

We undertake no obligation to publicly update, revise or correct any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required under the federal securities laws.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Product revenue	$230,882	$269,342
Other revenue	30,552	31,152
Total revenue	261,434	300,494
Cost of goods and services	179,095	197,483
Gross profit	82,339	103,011
Selling, general and administrative expense	78,143	64,129
Goodwill impairment	616,271	—
Long-lived asset impairment	40,980	1,746
Interest expense, net	9,039	10,527
Other (income) expense, net	(1,633)	1,102
Income (loss) before income taxes	(660,461)	25,507
Provision for (benefit from) income taxes	(27,006)	5,569
Net income (loss)	(633,455)	19,938
Net income attributable to noncontrolling interest	273	282
Net income (loss) attributable to Apergy	$(633,728)	$19,656

Earnings (loss) per share attributable to Apergy:
Basic	$(8.18)	$0.25
Diluted	$(8.18)	$0.25
Weighted-average shares outstanding:
Basic	77,477	77,363
Diluted	77,477	77,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income (loss)	$(633,455)	$19,938
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(11,052)	1,090
Pension and other post-retirement benefit plans:
Net actuarial loss arising during period	—	(323)
Reclassification adjustment for net actuarial loss included in net income	99	67
Reclassification adjustment for settlement losses included in net income	—	355
Total pension and other post-retirement benefit plans (2)	99	99
Other comprehensive income (loss)	(10,953)	1,189
Comprehensive income (loss)	(644,408)	21,127
Comprehensive income attributable to noncontrolling interest	273	282
Comprehensive income (loss) attributable to Apergy	$(644,681)	$20,845
_______________________
(1) Net of income tax (expense) benefit of nil for the three months ended March 31, 2020 and 2019.
(2) Net of income tax (expense) benefit of $33 and $38 for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$53,636	$35,290
Receivables, net of allowances of $11,279 in 2020 and $8,072 in 2019	218,903	219,874
Inventories, net	206,948	211,342
Prepaid expenses and other current assets	25,016	26,934
Total current assets	504,503	493,440
Property, plant and equipment, net of accumulated depreciation of $431,760 in 2020 and $426,722 in 2019	235,114	248,181
Goodwill	291,718	911,113
Intangible assets, net	183,926	238,707
Other non-current assets	29,981	31,384
Total assets	$1,245,242	$1,922,825
Liabilities and Equity
Accounts payable	$118,791	$120,291
Accrued compensation and employee benefits	30,770	38,470
Current portion of finance lease liabilities	4,696	4,845
Accrued expenses and other current liabilities	44,495	36,075
Total current liabilities	198,752	199,681
Long-term debt	559,532	559,821
Deferred income taxes	55,059	84,060
Other long-term liabilities	39,605	43,049
Total liabilities	852,948	886,611
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 77.5 million shares issued and outstanding in 2020 and 2019	775	775
Capital in excess of par value of common stock	971,235	969,174
Retained earnings (accumulated deficit)	(528,253)	107,048
Accumulated other comprehensive loss	(54,990)	(44,037)
Total stockholders’ equity	388,767	1,032,960
Noncontrolling interest	3,527	3,254
Total equity	392,294	1,036,214
Total liabilities and equity	$1,245,242	$1,922,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2018	77,353	$774	$960,773	$54,884	$(42,906)	$2,458	$975,983
Net income	—	—	—	19,656	—	282	19,938
Other comprehensive income	—	—	—	—	1,189	—	1,189
Stock-based compensation	39	—	2,285	—	—	—	2,285
Taxes withheld on issuance of stock-based awards	—	—	(719)	—	—	—	(719)
Other	—	—	—	—	—	14	14
March 31, 2019	77,392	$774	$962,339	$74,540	$(41,717)	$2,754	$998,690

	Common stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2019	77,460	$775	$969,174	$107,048	$(44,037)	$3,254	$1,036,214
Cumulative effect of accounting changes, net of tax (Note 2)	—	—	—	(1,573)	—	—	(1,573)
Net income (loss)	—	—	—	(633,728)	—	273	(633,455)
Other comprehensive loss	—	—	—	—	(10,953)	—	(10,953)
Stock-based compensation	44	—	2,429	—	—	—	2,429
Taxes withheld on issuance of stock-based awards	—	—	(368)	—	—	—	(368)
March 31, 2020	77,504	$775	$971,235	$(528,253)	$(54,990)	$3,527	$392,294

The accompanying notes are an integral part of the condensed consolidated financial statements.

APERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash provided (required) by operating activities:
Net income (loss)	$(633,455)	$19,938
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation	16,970	17,071
Amortization	12,862	12,844
Stock-based compensation	2,429	2,285
Loss (gain) on sale of fixed assets	(386)	12
Loss on goodwill and long-lived asset impairment	657,251	1,746
Provision for losses on accounts receivable	2,427	(117)
Amortization of deferred loan costs and accretion of discount	708	648
Deferred income taxes	(28,417)	(5,856)
Employee benefit plan expense	383	770
Other	349	109
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	(6,740)	(7,260)
Inventories	6,587	664
Prepaid expenses and other current assets	4,129	4,096
Accounts payable	3,068	(8,160)
Accrued compensation and employee benefits	(9,799)	(10,584)
Accrued expenses and other liabilities	12,153	11,576
Leased assets	(7,972)	(20,501)
Other	(3,325)	629
Net cash provided by operating activities	29,222	19,910

Cash provided (required) by investing activities:
Capital expenditures	(7,467)	(9,718)
Proceeds from sale of fixed assets	721	2,475
Net cash required by investing activities	(6,746)	(7,243)

Cash provided (required) by financing activities:
Payment of debt issue costs	(1,284)	—
Repayment of long-term debt	—	(25,000)
Payment of finance lease obligations	(1,492)	(1,234)
Payments related to taxes withheld on stock-based compensation	(368)	—
Net cash required by financing activities	(3,144)	(26,234)

Effect of exchange rate changes on cash and cash equivalents	(986)	89

Net increase (decrease) in cash and cash equivalents	18,346	(13,478)
Cash and cash equivalents at beginning of period	35,290	41,832
Cash and cash equivalents at end of period	$53,636	$28,354
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Apergy have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from our estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments unless otherwise specified) necessary for a fair statement of our financial condition and results of operations as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2020.

Noncontrolling Interest

For the quarters ended March 31, 2020, and 2019, we did not declare or pay distributions to the noncontrolling interest holder in Apergy Middle East Services LLC, a subsidiary in the Sultanate of Oman. We have a commission arrangement with our noncontrolling interest for 5% of certain annual product sales.

Revisions and Reclassifications

We revised our previously issued financial statements for the three months ended March 31, 2019, for the correction of immaterial errors related to: (i) the assessing and recording of liabilities for state sales tax and associated penalties and interest, primarily resulting in an understatement of our selling, general, and administrative expense and interest expense for the three months ended March 31, 2019; and (ii) previously recorded amounts including, but not limited to, the write-off of inventory and leased assets, timing of revenue recognition, and revenue classification, that the Company concluded were immaterial to our previously filed condensed consolidated financial statements. See the following table for the impact of the corrections on our condensed consolidated financial statements:

Condensed Consolidated Statement of Income

	Three Months Ended March 31, 2019
(in thousands, except per share data)	As Reported	Adjustments	As Revised
Product revenue	$269,534	$(192)	$269,342
Other revenue (1)	32,157	(1,005)	31,152
Total revenue	301,691	(1,197)	300,494
Cost of goods and services	196,142	1,341	197,483
Gross profit	105,549	(2,538)	103,011
Selling, general and administrative expense	63,601	528	64,129
Long-lived asset impairment (2)	1,746	—	1,746
Interest expense, net	10,474	53	10,527
Other expense, net	1,090	12	1,102
Income before income taxes	28,638	(3,131)	25,507
Provision for (benefit from) income taxes	6,069	(500)	5,569
Net income	22,569	(2,631)	19,938
Net income attributable to noncontrolling interest	282	—	282
Net income attributable to Apergy	$22,287	$(2,631)	$19,656

Earnings (loss) per share attributable to Apergy:
Basic	$0.29	$(0.04)	$0.25
Diluted	$0.29	$(0.04)	$0.25

Comprehensive income	$23,758	$(2,631)	$21,127
Comprehensive income attributable to Apergy	$23,476	$(2,631)	$20,845
_______________________
(1) Includes “Service revenue” and “Lease and other revenue” as reported in the condensed consolidated statements of income for the three months ended March 31, 2019.
(2) Long-lived asset impairment has been reclassified from selling, general, and administrative expense to conform the with our current period presentation of long-lived asset impairment on the condensed consolidated statements of income (loss).

Condensed Consolidated Statement of Changes in Stockholders’ Equity

	March 31, 2019
(in thousands)	As Reported	Adjustments	As Revised
Stockholders’ Equity:
Capital in excess of par value of common stock	$966,938	$(4,599)	$962,339
Retained earnings	76,454	(1,914)	74,540
Total equity	1,005,203	(6,513)	998,690

(in thousands)	As Reported	Adjustments	As Revised
Total equity at December 31, 2018	$981,527	$(5,544)	$975,983
Cumulative effect of accounting changes	(1,662)	1,662	—
Net income	22,569	(2,631)	19,938
Total equity at March 31, 2019	1,005,203	(6,513)	998,690

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2019
(in thousands)	As Reported	Adjustments	As Revised
Cash provided (required) by operating activities:
Net income	$22,569	$(2,631)	$19,938
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation	17,080	(9)	17,071
Deferred income taxes	(5,366)	(490)	(5,856)
Loss (gain) on sale of fixed assets (1)	12	—	12
Provision for losses on accounts receivable (1)	(117)	—	(117)
Amortization of deferred loan costs and accretion of discount (1)	648	—	648
Other	131	(22)	109
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	(8,462)	1,202	(7,260)
Inventories	(2,229)	2,893	664
Accounts payable	(6,279)	(1,881)	(8,160)
Accrued compensation and employee benefits	(12,827)	2,243	(10,584)
Accrued expenses and other liabilities	13,849	(2,273)	11,576
Leased assets	(21,460)	959	(20,501)
Other	620	9	629
_______________________
(1) Each of these amounts were included within “Other” on the condensed consolidated statements of cash flows reported for the three months ended March 31, 2019. These amounts have been reclassified consistent with the presentation in the current reporting period.

NOTE 2—NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Effective January 1, 2020, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update amends the impairment model to utilize an expected credit loss methodology in place of the incurred credit loss methodology for financial instruments. We applied the provisions of this ASU to our financial instruments, mostly consisting of trade receivables, as of January 1, 2020. We utilized the modified retrospective method of adoption; therefore, prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting policies. As of January 1, 2020, we recorded a cumulative adjustment to retained earnings of $1.6 million, net of $0.5 million of income tax benefit.

Our exposure to credit losses is primarily the result of product sales to our customers, resulting in trade receivables with payment terms generally ranging from 30 days to 90 days. We manage credit risk on trade receivables by transacting only with what management believes are financially secure customers. Our expected loss allowance for accounts receivable is estimated utilizing a single loss rate, as our customer base generally has similar collectability risk characteristics. We develop our loss rate estimate based on historical collection experience, and current economic and market conditions. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default.

The following table provides a rollforward of our allowance for credit losses balance:

(in thousands)	Allowance for Credit Losses
December 31, 2019	$8,072
Impact of adoption on January 1, 2020	2,042
Provision for expected credit losses	2,427
Accounts written off	(1,207)
Foreign currency translation	(55)
March 31, 2020	$11,279

NOTE 3—INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Raw materials	$47,542	$50,099
Work in progress	13,438	13,325
Finished goods	170,370	175,774
	231,350	239,198
LIFO and valuation adjustments	(24,402)	(27,856)
Inventories, net	$206,948	$211,342

NOTE 4—ASSET IMPAIRMENTS

During the first quarter of 2020, certain unprecedented events caused the rapid decline of several market indicators in the oil and gas industry. On March 6, 2020, Russia and the Organization of Petroleum Exporting Countries (“OPEC”) producers were unable to agree on the need to maintain and extend compliance with previously agreed upon production cuts. Consequently, Russia and Saudi Arabia each announced that they would reduce the prices at which they make oil available to the market and raise their crude oil production, leading to a price war and a substantial surplus in the supply of oil. The price per barrel of WTI crude oil decreased from $41.14 on March 6, 2020 to $20.51 on March 31, 2020, a decline of 50%.

Compounding this situation, demand for oil and gas commodities declined significantly as the world was impacted by the COVID-19 outbreak, which the World Health Organization declared as a pandemic on March 11, 2020. Since that time, various jurisdictions have attempted to implement or have implemented measures designed to contain the spread of the virus, including travel restrictions, stay-at-home or shelter-in-place orders and shutdowns of non-essential business, reducing the overall demand for oil and gas commodities. In response to lower oil prices and deteriorating market conditions, oil producers announced reductions of previously budgeted capital expenditures. The reduction in rig count levels in the first quarter of 2020 provided further evidence that oil producers were committed to reduced levels of capital investment in drilling especially in North America, which has led to reduced levels of demand for capital equipment and pricing pressures.

Additionally, Apergy’s common stock price declined from an average closing price of $24.62 during February 2020 to an average closing price of $8.26 during March 2020. On March 23, 2020 Apergy’s common stock price ended trading at $3.02, the lowest end of day stock price since Apergy’s stock began “regular-way” trading on the NYSE on May 9, 2018. We believe our market capitalization has been negatively impacted as a result of these market conditions and overall impact to our industry as described above.

Management determined that these events and their related impact to future revenues and cash flows constituted a triggering event in the first quarter of 2020, requiring us to perform a recoverability test of our long-lived assets and an interim impairment assessment of goodwill as of March 31, 2020.

Goodwill Impairment
The carrying amount of goodwill, including changes therein, by reporting segment is below:

(in thousands)	Production & Automation Technologies	Drilling Technologies	Total
December 31, 2019	$809,977	$101,136	$911,113
Impairment	(616,271)	—	(616,271)
Foreign currency translation	(3,124)	—	(3,124)
March 31, 2020	$190,582	$101,136	$291,718

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

We performed a quantitative analysis for each of our reporting units to determine the existence of goodwill impairment and the amount of the impairment loss. In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches, which determined that the fair values were less than the respective carrying values for our Artificial Lift and Automation reporting units.
Our income-based valuation method determines the present value of estimated future cash flows to estimate the fair value of a reporting unit. Significant assumptions used in estimating our reporting unit fair values include: (i) annual revenue growth rates; (ii) operating margins; (iii) risk-adjusted discount rate; and (iv) terminal value determined using a long-term growth rate. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. Given the unprecedented uncertainty of both short-term and long-term market conditions, we utilized a weighted-average projection for estimated future cash flows that consists of three estimated future cash flows scenarios with the following weightings: (i) low case scenario with a 40% weighting, (ii) base case scenario with a 40% weighting, and (iii) high case scenario with a 20% weighting.
Under the market approach, we estimate a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factor in a control premium. Finally, we compare our estimates of fair values to our March 31, 2020 total public market capitalization and assess an implied control premium based on the 20-day average of our common stock.
The reporting unit carrying values were adjusted based on the long-lived asset impairment assessment noted below. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgment must be applied to determine whether credit market changes are a short-term or long-term trend. We utilized discount rates of 14.5% and 16.5% for our Artificial Lift and Automation reporting units, respectively.

During the first quarter of 2020, we recorded a $616.3 million impairment charge to goodwill, consisting of $539.2 million and $77.1 million in our Artificial Lift reporting unit and our Automation reporting unit, respectively. Both reporting units are within our Production & Automation Technologies reportable segment.

Long-lived Asset Impairment
Long-lived assets, which include property, plant and equipment, right of use assets, and identified intangible assets, comprise a significant amount of our total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and estimated useful lives.

The negative market indicators described above, as well as the results of the previously mentioned fair value determinations of certain of our reporting units, were triggering events indicating that certain of our long-lived tangible and intangible assets may be impaired. We performed recoverability tests on our asset groups as of March 31, 2020, which indicated that long-lived assets associated with two of our asset groups within Production and Automation Technologies were not recoverable as the aggregate amount of estimated undiscounted cash flows of these asset groups was determined to be below their respective carrying values. We estimate the fair value of these intangible and fixed assets using an income approach that requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions including those regarding oil prices and the general outlook for the global oil and gas industry, among other factors. Financial and credit market volatility directly impacts our fair value measurement through our income forecast. Changes to these assumptions, including, but not limited to: variability of spot and futures prices for crude oil; sustained declines in worldwide rig counts below current analysts’ forecasts; significant deterioration of external financing for our customers; higher risk premiums or higher cost of equity; or any other significant adverse economic news could require a provision for impairment.

Accordingly, the estimated fair value of each of these asset groups was below their respective carrying value and as a result, we recorded a long-lived asset impairment charge of $41.0 million in the first quarter of 2020, consisting of $40.4 million to customer relationships and $0.6 million to trademarks.

The components of our definite- and indefinite-lived intangible assets were as follows:

	March 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships (1)	$442,696	$287,833	$154,863	$560,316	$353,189	$207,127
Trademarks (1)	34,045	24,671	9,374	35,695	24,830	10,865
Patents	37,798	27,053	10,745	38,436	26,838	11,598
Unpatented technologies	13,700	9,878	3,822	13,700	9,811	3,889
Drawings and manuals	2,478	1,678	800	2,558	1,758	800
Other	5,199	4,477	722	5,332	4,504	828
	535,916	355,590	180,326	656,037	420,930	235,107
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
Total	$539,516	$355,590	$183,926	$659,637	$420,930	$238,707
_______________________
(1) Includes impairment of customer relationship and trademark intangible assets of $40.4 million and $0.6 million, respectively, all of which relate to asset groups included within our Artificial Lift business.

NOTE 5—DEBT

Long-term debt consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Revolving credit facility	$—	$—
Term loan facility	265,000	265,000
6.375% Senior Notes due 2026	300,000	300,000
Finance lease obligations	4,079	4,530
Total	569,079	569,530
Net unamortized discounts and issuance costs	(9,547)	(9,709)
Total long-term debt	$559,532	$559,821

On February 14, 2020, Apergy amended its credit agreement, which (i) provides for the incurrence of an additional $150 million of revolving commitments under the amended credit agreement, upon consummation of the planned merger with ChampionX (the “Merger”), (ii) permits the consummation of the Merger and the incurrence of a senior secured term loan facility in an aggregate amount up to $537 million by ChampionX, and (iii) continues to provide that all obligations under the amended agreement continue to be guaranteed by certain of Apergy’s wholly owned U.S. subsidiaries.
Subsequent event

In preparation for settling transaction expenses associated with the Merger, and to increase liquidity during current market conditions, we increased our cash balance by drawing $125.0 million on our revolver on April 24, 2020, leaving $118.9 million of available borrowing capacity.

NOTE 6—COMMITMENT AND CONTINGENCIES

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

Pursuant to the provisions of the tax matters agreement with Dover, we recorded an indemnification liability of $3.4 million as of December 31, 2019, with respect to certain liabilities related to tax audits for the 2012-2016 tax years. We received notification in February 2020 that the tax audits and related assessments were completed, resulting in a final settlement amount of $3.0 million, which we have recorded as an indemnification liability as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, we had $15.2 million and $15.7 million, respectively, of outstanding letters of credit, surety bonds and guarantees which expire at various dates through 2025. These financial instruments are primarily maintained as security for insurance, warranty and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation and Environmental Matters

We are involved in various pending or potential legal actions in the ordinary course of our business. These proceedings primarily involve claims by private parties alleging injury arising out of use of our products, patent infringement, employment matters, and commercial disputes. We review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and accrued to-date, and the availability and extent of insurance coverage. We accrue a liability for legal matters that are probable and estimable, and as of March 31, 2020 and December 31, 2019, these liabilities were not material. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Prior to the Separation, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma ("Norris"). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality ("ODEQ"). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. Now that we have such recommendations, we have begun discussions with ODEQ regarding our proposed long-term remediation plan. The plan is subject to ODEQ’s review, input, and approval. Because we have not yet finalized a plan for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated, however, there have been no changes to our estimated liability as of March 31, 2020.

NOTE 7 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2018	$(36,146)	$(6,760)	$(42,906)
Other comprehensive income (loss) before reclassifications, net of tax	1,090	(323)	767
Reclassification adjustment for net losses included in net income, net of tax	—	422	422
Other comprehensive income, net of tax	1,090	99	1,189
March 31, 2019	$(35,056)	$(6,661)	$(41,717)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2019	$(35,210)	$(8,827)	$(44,037)
Other comprehensive loss before reclassifications, net of tax	(11,052)	—	(11,052)
Reclassification adjustment for net losses included in net income, net of tax	—	99	99
Other comprehensive income (loss), net of tax	(11,052)	99	(10,953)
March 31, 2020	$(46,262)	$(8,728)	$(54,990)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income (loss) related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended March 31,		Affected line items on the condensed consolidated statements of income
(in thousands)	2020	2019
Amortization of actuarial loss and other	$132	$91	Other (income) expense, net
Settlement loss	—	486	Other (income) expense, net
Total before tax	132	577	Income (loss) before income taxes
Tax benefit	(33)	(155)	Provision for (benefit from) income taxes
	$99	$422	Net income (loss)

NOTE 8—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net income (loss) attributable to Apergy	$(633,728)	$19,656

Weighted-average number of shares outstanding	77,477	77,363
Dilutive effect of stock-based compensation (1)	—	277
Total shares and dilutive securities	77,477	77,640

Basic earnings (loss) per share attributable to Apergy	$(8.18)	$0.25
Diluted earnings (loss) per share attributable to Apergy	$(8.18)	$0.25
_______________________

(1)
See Note 12—Equity And Cash Incentive Programs for share-based awards outstanding as of March 31, 2020, all of which were excluded from diluted weighted-average number of shares outstanding during the three months ended March 31, 2020 due to their anti-dilutive impact. We excluded 0.3 million shares from our calculation as of March 31, 2019 due to their anti-dilutive impact.

NOTE 9—REVENUE

Disaggregation of Revenue
Revenue disaggregated by revenue type was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Product revenue	$230,882	$269,342
Service revenue	18,487	20,421
Lease and other revenue	12,065	10,731
Total revenue	$261,434	$300,494
Revenue disaggregated by end market in each of our reporting segments was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Drilling Technologies	$55,955	$77,535
Production & Automation Technologies:
Artificial lift	159,400	170,907
Digital products	33,922	31,290
Other production equipment	12,259	21,005
Intra-segment eliminations	(102)	(243)
	205,479	222,959
Total revenue	$261,434	$300,494

Revenue disaggregated by geography was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
United States	$195,370	$231,358
Canada	17,952	18,915
Middle East	12,363	13,604
Europe	12,030	16,959
Australia	9,268	5,982
Latin America	7,582	7,722
Asia-Pacific	5,486	5,545
Other	1,383	409
Total revenue	$261,434	$300,494

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Contract assets	$6	$285
Contract liabilities - current	9,393	6,148

NOTE 10—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges as classified in our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Segment restructuring charges:
Production & Automation Technologies	$671	$410
Drilling Technologies	2,095	—
Total	$2,766	$410

Statements of Income (Loss) classification:
Cost of goods and services	$2,039	$331
Selling, general and administrative expense	727	79
Total	$2,766	$410

Restructuring and other related charges during the three months ended March 31, 2020 were due to costs associated with employee severance and related benefits at our Production & Automation Technologies and Drilling Technologies segments. These programs were initiated to better align our costs and operations with current market conditions.

The following table details our restructuring accrual activities during the three months ended March 31, 2020:

(in thousands)	Restructuring Accrual Balance
December 31, 2019	$130
Restructuring charges	2,766
Payments	(516)
Other, including foreign currency translation	117
March 31, 2020	$2,497

Our liability balance for restructuring and other exit activities at March 31, 2020, reflects employee severance and related benefits initiated during the period. Additional programs may be initiated during 2020 with related restructuring charges.

NOTE 11—INCOME TAXES

For the three months ended March 31, 2020, we recorded a tax benefit of $27.0 million on a loss before income taxes of $660.5 million, resulting in an effective tax rate of 4.1%. The effective tax rate was primarily impacted by the tax effects of impairment of non-taxable goodwill of $560.1 million, recognized as a discrete item during the quarter. During the three months ended March 31, 2019, we recorded income tax expense of $5.6 million on earnings before income tax of $25.5 million, resulting in an effective tax rate of 21.8%.

On March 27, 2020, as part of the business stimulus package in response to the COVID-19 pandemic, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide relief to businesses impacted by the disruptions of the COVID-19 pandemic. The CARES Act provides the opportunity to utilize a five year carryback of net operating losses generated in years 2018 through 2020. Our effective tax rate was not materially impacted by the CARES Act for the three months ended March 31, 2020; however, as the carryback period is prior to the Separation we are continuing to evaluate the potential benefit to Apergy for future periods in connection with the tax matters agreement with Dover.

NOTE 12—EQUITY AND CASH INCENTIVE PROGRAMS

Stock-based compensation expense is reported within “Selling, general and administrative expense” in the condensed consolidated statements of income (loss). Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Stock-based compensation expense	$2,429	$2,285
Tax benefit	(599)	(558)
Stock-based compensation expense, net of tax	$1,830	$1,727

A summary of activity relating to our share-based awards for the three months ended March 31, 2020, was as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units
Outstanding at January 1, 2020	422,361	174,726	440,048
Granted	—	—	164,513
Forfeited	(1,758)	(5,011)	(12,657)
Exercised / vested	—	—	(62,740)
Outstanding at March 31, 2020	420,603	169,715	529,164

NOTE 13—FAIR VALUE MEASUREMENTS

We had no outstanding derivative contracts as of March 31, 2020 and December 31, 2019. Other assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, were not significant; thus, no fair value disclosures are presented.

The fair value, based on Level 1 quoted market rates, of our Senior Notes was approximately $233.5 million at March 31, 2020, as compared to the $300.0 million face value of the debt. The fair value, based on Level 2 quoted market rates, of our term loan facility was approximately $246.5 million at March 31, 2020, as compared to the $265.0 million face value of the debt.

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value due to their short-term nature.

We consider the inputs for our long-lived asset and goodwill impairment calculations to be Level 3 inputs in the fair value hierarchy. See Note 4—Asset Impairments for further information.

NOTE 14—SEGMENT INFORMATION

We report our results of operations in the following reporting segments: Production & Automation Technologies and Drilling Technologies. Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Segment revenue:
Production & Automation Technologies	$205,479	$222,959
Drilling Technologies	55,955	77,535
Total revenue	$261,434	$300,494

Income before income taxes:
Segment operating profit:
Production & Automation Technologies	$(648,591)	$13,064
Drilling Technologies	11,359	26,806
Total segment operating profit	(637,232)	39,870
Corporate expense and other (1)	14,190	3,836
Interest expense, net	9,039	10,527
Income before income taxes	$(660,461)	$25,507
_______________________

(1)
Corporate expense and other includes costs not directly attributable or allocated to our reporting segments such as corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest.

NOTE 15—CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Non-cash information:
Finance lease additions	$942	$1,326

Lease program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our lease program. During the three months ended March 31, 2020 and March 31, 2019, we transferred $7.2 million and $19.8 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

Expenditures for assets, having a useful life of greater than one year, that are expected to be placed into our lease asset program are reported in “Capital expenditures” in the investing section of our condensed consolidated statements of cash flows. During the three months ended March 31, 2020 and 2019, such expenditures were estimated to be $1.4 million and $5.8 million, respectively. Expenditures for assets that are expected to be placed into our leased asset program and with a useful life of one year are reported in “Leased assets” in the operating section of our condensed consolidated statement of cash flows. The recovery of the carrying value from the sale of assets on lease is presented in “Leased assets” in the operating section of our condensed consolidated statements of cash flows.

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

Merger Agreement with ChampionX

On December 19, 2019, Apergy and Ecolab Inc. (“Ecolab”) announced the execution of an Agreement and Plan of Merger and Reorganization in which Ecolab will separate their upstream energy business (“ChampionX”) and simultaneously combine it with Apergy in a Reverse Morris Trust transaction (“the Merger”). Immediately prior to the Merger, Ecolab will transfer their upstream energy business to ChampionX and its subsidiaries (“ChampionX Separation”) and, thereafter, will distribute 100% of the shares of ChampionX common stock to Ecolab stockholders (“the Distribution”). On May 1, 2020, Ecolab commenced an exchange offer to its stockholders, whereby shareholders have the option to exchange all or a portion of their shares of Ecolab common stock for shares of ChampionX common stock (“Exchange Offer”). In the event the Exchange Offer is not fully subscribed, Ecolab will distribute the remaining shares of ChampionX common stock owned by Ecolab on a pro-rata basis to Ecolab stockholders whose shares of Ecolab common stock remain outstanding after the Exchange Offer. Immediately following the Distribution, Athena Merger Sub, Inc., a wholly owned subsidiary of Apergy, will merge with and into ChampionX, with ChampionX continuing as the surviving company in the Merger and as a wholly owned subsidiary of Apergy. References to “the Transactions” refer to the transactions described as ChampionX Separation, the Distribution and the Merger.

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

Basis of Presentation

We revised our previously issued financial statements for the three months ended March 31, 2019, for the correction of immaterial errors. Refer to Note 1—Basis of Presentation for information on the basis of presentation of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

For the quarters ended March 31, 2020, and 2019, we did not declare or pay distributions to the noncontrolling interest holder in Apergy Middle East Services LLC, a subsidiary in the Sultanate of Oman. We have a commission arrangement with our noncontrolling interest for 5% of certain annual product sales.

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

Market Conditions and Outlook

In the first quarter of 2020, oil prices began to decline significantly as the Organization of Petroleum Exporting Countries and other oil producing nations (collectively “OPEC+”) were unable to agree on the need to maintain and extend compliance with previously agreed upon production cuts. Consequently, in March 2020 Russia and Saudi Arabia announced that each party would increase oil production and reduce the prices at which they make oil available to market, resulting in a battle for increased market share.

Compounding this situation, demand for oil and gas commodities declined significantly as the world was impacted by the novel coronavirus (“COVID-19”) outbreak, which the World Health Organization declared as a pandemic on March 11, 2020. Since that time, various jurisdictions have attempted to implement or have implemented measures designed to contain the spread of the virus, including travel restrictions, stay-at-home or shelter-in-place orders and shutdowns of non-essential businesses, reducing the overall demand for oil and gas commodities. In an attempt to stabilize global oil markets, OPEC+ reached an agreement in April 2020 to cut production beginning in the second quarter of 2020, however, due to the uncertainty of the ongoing COVID-19 pandemic’s impact on oil demand, the impact of these production cuts on oil prices is unclear at this time.

In response to the significant reduction in oil prices, customer spending associated with drilling and exploration and production (E&P) activity deteriorated at a rapid pace during March 2020 due to reduced drilling activities, lower budgeted capital expenditures and cost cutting initiatives. Due to the short-cycle nature of our business and recent global events, we expect market conditions to remain challenging throughout 2020, and potentially longer, as we believe it will take time for global oil demand to recover from the COVID-19 pandemic and for oil supplies to return to normal levels. From a geographic perspective, we expect North American markets, including the Permian Basin, to be the most challenging due to the significant amount of announced E&P capital expenditure reductions. We expect international markets to be more resilient, particularly in Australia and the Middle East, as the need for artificial lift in those regions is increasing and the international sales cycle is longer than the North American cycle.

Average crude oil and natural gas prices, rig counts and aggregate well completions are summarized below:

	2019					2020
	Q1	Q2	Q3	Q4	FY	Q1
WTI Crude (per bbl) (a)	54.82	59.88	56.34	56.86	56.99	45.59
Brent Crude (per bbl) (a)	63.10	60.56	61.95	63.27	62.22	50.26
Henry Hub Natural Gas (per mmBtu) (a)	2.92	2.57	2.38	2.40	2.56	1.91

U.S. Rig Count (b)	1,043	989	920	820	941	785
Canada Rig Count (b)	183	82	132	139	134	196
International Rig Count (b)	1,030	1,051	1,059	1,056	1,049	1,037
Worldwide Rig Count	2,256	2,122	2,111	2,015	2,124	2,018

Aggregate U.S. Well Completions (a)	3,814	4,161	4,193	3,639	15,807	3,231
_______________________
(a) Source: U.S. Energy Information Administration (EIA), as of April 15, 2020.
(b) Source: Baker Hughes Rig Count, as of April 15, 2020. Excludes Ukraine rig count.

Apergy’s Response to the COVID-19 Pandemic

In response to impacts of the COVID-19 pandemic, which included market volatility and a steep decline in the global demand for crude oil, and the contemporaneous oversupply of crude oil associated with the decision by Saudi Arabia to materially increase crude oil production in response to a dispute with Russia over crude oil production levels, we implemented a set of immediate actions to reduce operating costs and capital spending. These actions, which we expect to complete as part of our restructuring plan in the second and third quarters of 2020, are expected to generate annualized operating cost savings of $85 million and include:

•	reduction in total Apergy headcount;

•	company-wide salary reductions, including steeper reductions for executive management and the highest reduction for our chief executive officer; and

•	facility rationalization and elimination of non-essential expenses.

Additionally, we are significantly reducing capital expenditures and investment in ESP leased assets within our Production & Automation Technologies segment by $50 million as compared to spending in 2019. We are continuing to monitor market developments and will take additional restructuring actions should further declines in drilling activities occur.

Ensuring the health and safety of our employees is paramount. As our businesses are classified as critical infrastructure, our manufacturing and field locations continue to operate and support the vital oil and gas infrastructure around the world. In order to protect our employees during this period, we mobilized our crisis management team and have adopted a comprehensive response plan, which includes:

•	taking precautions consistent with local, state, and national government health authority guidelines, including the Centers for Disease Control and Prevention and the World Health Organization;

•
daily meetings between the crisis management team and executive management to ensure real-time understanding of developments as they occur such that our communications and responses are appropriate and timely;

•	equipping our employees with additional personal protective equipment;

•	introducing new employee screening procedures in our operations; and

•	enacting social distancing procedures, including staggering shifts, implementing rotating work schedules, and modifying workspaces and break areas.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of our critical accounting estimates.

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
In 2019, we recorded an asset impairment of $1.8 million related to classifying our pressure vessel manufacturing business in our Production & Automated Technologies segment as held for sale.
Impairment Assessment - March 31, 2020
We determined that certain events in the first quarter of 2020, which we determined constituted a triggering event as discussed below in Valuation of Goodwill, caused us to review all asset groups within our Artificial Lift and Automation reporting units at March 31, 2020. Additionally, Artificial Lift and Automation had fair values below their respective carrying value, which also caused us to perform a review at the asset group level for each reporting unit.
As part of our asset impairment review at March 31, 2020, we engaged a third-party valuation firm to assist us. Based upon the results of the analysis, we identified two asset groups, PCS Ferguson (“PCS”) and Spirit Global Energy Services, Inc. (“Spirit”), that had a fair value less than the carrying value of their respective assets as follows. Both of these asset groups are reported within the Artificial Lift reporting unit. The outlook for these asset groups has been significantly impacted by the reduction in capital expenditure budgets by E&P companies operating in North America. The unprecedented nature of the impact of the COVID-19 pandemic on demand for crude oil presents a challenging market for our products in the short-term and uncertainty in the long-term with respect to its impact on the overall oil and gas commodities market.
Accordingly, we recorded a long-lived asset impairment charge totaling $41.0 million the first quarter of 2020, which consisted of a $29.1 million charge related to definite-lived intangible asset impairment for customer relationships in PCS, and a $11.9 million charge related to definite-lived intangible asset impairment for customer relationships and trademarks in Spirit. The impairment charge was recorded to “Long-lived asset impairment” in the condensed consolidated statements of income.
Valuation of Goodwill
We assess the recoverability of goodwill as of October 1 on an annual basis, or more frequently if impairment indicators arise. Goodwill is tested at the reporting unit level, which is at or one level below our operating segments. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The goodwill impairment test involves comparing management’s estimate of fair value of a reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, then goodwill is impaired to the extent of the difference; however, the impairment may not exceed the balance of goodwill assigned to that reporting unit.
Fair value of reporting units is determined using a combination of two valuation methods: an income approach and a market approach with each method given equal weight in determining the fair value assigned to each reporting unit. Absent an indication of fair value from a potential buyer or similar specific transaction, we believe the use of these two methods provides a reasonable estimate of a reporting unit’s fair value.
The income approach is based on forecasted future debt-free cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, growth rates, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions which are inherently uncertain and unpredictable and do not reflect unanticipated events and circumstances that may occur, changes to business models, regulatory or political environment changes, changes in customer demand, changes in our weighted average cost of capital (“WACC”), or changes in operating performance. The discount rate applied to the estimated future cash flows is one of the most significant assumptions utilized under the income approach. We determine the appropriate discount rate for each reporting unit based on the WACC for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity, as well as, company-specific risks associated with each reporting unit.
The market approach estimates fair value by first determining earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for comparable publicly-traded companies with similar characteristics of the reporting unit. The EBITDA multiples for comparable companies are based upon current enterprise value. The enterprise value is based upon current market capitalization and includes a control premium. We believe this approach is appropriate as it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to its reporting unit; however, past performance may not be indicative of future performance, especially in our current market environment.
Impairment Assessment - March 31, 2020
On March 31, 2020, we performed an interim impairment assessment of goodwill as certain events, which occurred during the first quarter of 2020, impacted our future revenues and cash flows and were deemed to be a triggering event. These events include: (i) on March 6, 2020, Russia and the Organization of Petroleum Exporting Countries (“OPEC”) producers were unable to agree on the need to maintain and extend compliance with previously agreed upon production cuts, which led to reduced crude oil prices and a substantial surplus in the supply of oil; (ii) on March 11, 2020, the World Health Organization declared COVID-19 as a pandemic, which greatly reduced travel and other non-essential activities across the world, and resulted in a decrease in global demand for oil and related decrease in capital investment for drilling activities, especially in North America; and (iii) on March 23, 2020, Apergy’s common stock price ended trading at $3.02, the lowest end of day stock price since Apergy’s stock began “regular-way” trading on the NYSE on May 9, 2018, which we believe reflects the negative impacts of current market conditions and effects to the oil and gas industry in relation to our market capitalization.
We had three reporting units for purposes of assessing goodwill at March 31, 2020 as follows: Artificial Lift, Automation and Drilling Technologies. Our recorded goodwill balance was $908.0 million at the interim impairment testing date, consisting of $577.3 million for Artificial Lift, $229.6 million for Automation, and $101.1 million for Drilling Technologies. The Artificial Lift and Automation reporting units are within our Production & Automation Technologies segment and the Drilling Technologies reporting unit is within our Drilling Technologies segment.
Given the unprecedented uncertainty of both short-term and long-term market conditions, we utilized a weighted-average projection for estimated future cash flows that consists of three estimated future cash flows scenarios with the following weightings: (i) low case scenario with a 40% weighting, (ii) base case scenario with a 40% weighting, and (iii) high case scenario with a 20% weighting.
Significant assumptions used in our March 31, 2020 goodwill impairment review included: (i) WACC ranging from 14.5% to 16.5%; (ii) annual revenue growth rates generally ranging from (56.4%) to 41.9% in the short term and 3.0% to 25.0% in the long term; (iii) operating margins ranging from (11.4%) to 25.1% in the short term associated with market declines, but sustained or slightly increased gross margins long term; (iv) terminal values for each reporting unit using a long-term growth rate of 3.0%; and (v) peer group EBITDA multiples. If actual results differ from estimates used in these calculations, we could incur future impairment charges. As discussed above, we engaged a third-party valuation firm to assist us in our interim impairment review, which included assistance with certain significant assumptions such as discount rates for reporting units and peer group EBITDA multiples.
The carrying value of our Artificial Lift reporting unit exceeded its fair value by $539.2 million, or 52%. The value derived from the income approach decreased 62.1% from our October 1, 2019 annual goodwill impairment review. Revenue growth rates in the short-term ranged from (35.0%) to 14.1%, long-term revenue growth rates ranged from 3.0% to 13.2%, and the

WACC was 14.5%. We utilized a long-term growth rate of 3.0% in computing the terminal value. The outlook for Artificial Lift has been significantly impacted by the reduction in capital expenditure budgets by E&P companies operating in North America. The unprecedented nature of the impact of the COVID-19 pandemic on demand for crude oil presents a challenging market for our products in the short-term and uncertainty in the long-term with respect to its impact on the overall oil and gas commodities market.
The carrying value of our Automation reporting unit exceeded its fair value by $77.1 million, or 26%. The value derived from the income approach decreased 69.9% from our October 1, 2019 review. Revenue growth rates in the short-term ranged from (35.2%) to 18.4%, long-term revenue growth rates ranged from 3.0% to 16.8%, and the WACC was 16.5%. We utilized a long-term growth rate of 3.0% in computing the terminal value. Similar to Artificial Lift, the outlook for Automation reflects the deterioration in demand for our products as a result of the sharp decline in our customers’ capital expenditure budgets resulting from depressed crude oil prices.
The fair value of our Drilling Technologies reporting unit exceeded its carrying value by $253 million or 135%, and as such, no impairment to recorded goodwill was required. The value derived from the income approach decreased 34.7% from our October 1, 2019 review. Revenue growth rates in the short-term ranged from (56.4%) to 41.9%, long-term revenue growth rates ranged from 3.0% to 25.0%, and the WACC was 15.5%. We utilized a long-term growth rate of 3.0% in computing the terminal value. The outlook for our Drilling Technologies has been significantly impacted by declining worldwide rig counts as a result of depressed oil and gas commodity prices.
In the first quarter of 2020, we recorded a goodwill impairment charge totaling $616.3 million, which consisted of a $539.2 million charge in Artificial Lift and a $77.1 million charge in Automation. The impairment charge was recorded to “Goodwill impairment” in the condensed consolidated statements of income.
Assuming all other assumptions and inputs used in each of the respective discounted cash flow analysis were held constant, a change in the following assumptions would have the following effect on the fair value derived from the income approach: (i) a decrease in revenue growth rates by 100 basis points decreases the fair value by approximately $30 million, and (ii) an increase in the discount rate assumption by 100 basis point decreases the fair value by approximately $30 million.
Certain of the inherent estimates and assumptions used in determining fair value of the reporting units are outside of the control of management. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units, actual results may differ from those used in the Company’s valuations and could result in additional impairment charges. The Company will continue to monitor its reporting units for additional triggering events or other signs of impairment. The Company may be required to perform additional interim impairment tests based on changes in the economic environment, further sustained deterioration of the Company’s market capitalization, and other factors in the future.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$261,434	$300,494	(39,060)	(13.0)
Cost of goods and services	179,095	197,483	(18,388)	(9.3)
Gross profit	82,339	103,011	(20,672)	(20.1)
Selling, general and administrative expense	78,143	64,129	14,014	21.9
Goodwill impairment	616,271	—	616,271	*
Long-lived asset impairment	40,980	1,746	39,234	*
Interest expense, net	9,039	10,527	(1,488)	(14.1)
Other (income) expense, net	(1,633)	1,102	(2,735)	*
Income (loss) before income taxes	(660,461)	25,507	(685,968)	*
Provision for (benefit from) income taxes	(27,006)	5,569	(32,575)	*
Net income (loss)	(633,455)	19,938	(653,393)	*
Net income attributable to noncontrolling interest	273	282	(9)	*
Net income (loss) attributable to Apergy	$(633,728)	$19,656	(653,384)	*

Gross profit margin	31.5%	34.3%		(280) bps.
SG&A expense, percent of revenue	29.9%	21.3%		860 bps.
Effective tax rate	4.1%	21.8%		(1770) bps.
_______________________

*	Not meaningful

Revenue. Revenue decreased $39.1 million, or 13.0%, in the first quarter of 2020 compared to prior year driven by a decrease in revenue of $21.6 million in our Drilling Technologies segment primarily due to a steep decline in U.S. land-based rig count and drilling activity in the first quarter of 2020, and a $17.5 million decrease in revenue in our Production & Automation Technologies segment driven by a decline in drilling and completion activities and related reduced customer spending in North America, which affected our artificial lift and other production equipment offerings.

Gross profit. Gross profit decreased $20.7 million, or 20.1%, in the first quarter of 2020 compared to the prior year mainly due to lower sales volume at both Production & Automation Technologies and Drilling Technologies, and a $1.7 million increase in restructuring charges.

Selling, general and administrative expense. Selling, general and administrative expense increased $14.0 million, or 21.9%, in the first quarter of 2020 compared to the prior year primarily due to $11.1 million of acquisition and integration costs associated with the planned merger with ChampionX, $2.7 million of increased professional fees related to the remediation of the material weaknesses identified in 2019 and $2.5 million of increased bad debt expense. The increase in selling, general, and administrative expense was partially offset by cost savings from restructuring actions taken in the second half of 2019.

Goodwill and long-lived asset impairment. We incurred goodwill and long-lived asset impairment charges of $616.3 million and $41.0 million, respectively, resulting from a significant decrease in current and expected future customer spending in capital investments for drilling activities primarily in North America. The decrease in current and expected future customer spending is due to the negative impacts of the COVID-19 pandemic, which greatly reduced the global demand for oil, and the surplus in the supply of crude oil associated with the recent increase in oil production from OPEC and Russia.

Interest expense, net. Interest expense, net decreased $1.5 million in the first quarter of 2020 compared to prior year due to lower average balances of our term loan facility as a result of debt repayments over the last twelve months.

Provision for (benefit from) income taxes. Our provision for (benefit from) income taxes reflected effective tax rates of 4.1% and 21.8%, in the first quarter of 2020 and 2019, respectively. The tax benefit recognized for the first quarter of 2020 reflects the loss before income taxes, largely due to goodwill and intangible asset impairment charges recorded during the quarter. The effective tax rate was primarily impacted by the tax effects of impairment of non-taxable goodwill of $560.1 million, recognized as a discrete item during the quarter.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019

 Production & Automation Technologies

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$205,479	$222,959	(17,480)	(7.8)
Operating profit	(648,591)	13,064	(661,655)	(5,064.7)
Operating profit margin	(315.6)%	5.9%		(32150) bps.

Depreciation and amortization	$27,572	$27,284	288	1.1
Goodwill impairment	616,271	—	*	*
Long-lived asset impairment	40,980	1,746	39,234	2,247.1
Restructuring and other related charges	671	896	(225)	(25.1)

Bookings	$223,970	$219,465	4,505	2.1
______________________

*	Not meaningful

Revenue. Production & Automation Technologies revenue decreased $17.5 million, or 7.8%, as compared to the prior year, primarily due a decline in customer spending as a result of deteriorating market conditions during the first quarter of 2020. The decline in customer spending led to lower volumes and associated lower revenue in our artificial lift and other production equipment offerings in North America. Partially offsetting the decrease in revenue was an increase in revenue from digital products of $2.6 million, or 8.4%, to $33.9 million in the first quarter of 2020, as well as an increase of $4.5 million in revenue generated in markets outside of North America.

Operating profit. Production & Automation Technologies operating profit decreased $661.7 million in the first quarter of 2020 compared to the prior year driven by goodwill and long-lived asset impairment charges of $616.3 million and $41.0 million, respectively, in the first quarter of 2020. Excluding impairment charges, operating profit decreased $4.4 million in the first quarter of 2020 compared to the prior year, primarily due to lower sales volume, professional fees of $2.7 million related to remediation activities associated with material weaknesses that were identified during 2019 and increased bad debt expense of $2.0 million. Partially offsetting the decrease in operating profit were increases associated with cost savings from restructuring actions taken in the second half of 2019, productivity savings and gains on foreign currency transactions.

Drilling Technologies

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$55,955	$77,535	(21,580)	(27.8)
Operating profit	11,359	26,806	(15,447)	(57.6)
Operating profit margin	20.3%	34.6%		(1430) bps.

Depreciation and amortization	$2,105	$2,509	(404)	(16.1)
Restructuring and other related charges	2,095	—	2,095

Bookings	$54,039	$78,586	(24,547)	(31.2)

Revenue. Drilling Technologies revenue decreased $21.6 million, or 27.8%, in the first quarter of 2020 compared to the prior year primarily due to a steep decline in U.S. land-based rig count and associated decline in customer spending on drilling activities, which negatively impacted sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Drilling Technologies operating profit decreased $15.4 million in the first quarter of 2020 compared to the prior year period primarily due to lower revenue and restructuring charges of $2.1 million associated with employee severance and related benefits, partially offset by productivity savings.

CAPITAL RESOURCES AND LIQUIDITY

Overview

At March 31, 2020, we had cash and cash equivalent balances of $53.6 million, of which approximately $16.1 million, or 30.1%, were held outside the United States for the primary purpose of working capital and operational support needs. All of our cash held outside the United States could be repatriated; however, we have not provided for foreign withholding taxes on our undistributed foreign earnings from jurisdictions which impose such taxes since we have determined that such earnings are indefinitely reinvested in those jurisdictions.

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

At March 31, 2020, we had a long-term debt balance of $559.5 million, primarily consisting of our senior notes due in 2026 with a principal amount of $300.0 million and our term loan due in 2025 with a principal amount of $265.0 million. We also have access to a revolving credit facility through 2023, which had an unused capacity of $243.9 million at March 31, 2020.

Outlook

We expect to generate our liquidity and capital resources through operations and, when needed, through our revolving credit facility. The volatility in credit, equity and commodity markets resulting from current market conditions, creates uncertainty for our businesses. However, management believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short- and long-term needs with a combination of cash on hand, cash generated from operations, our use of our revolving credit facility and access to capital markets.

Given the uncertainty in the current market environment over the next year, we are restricting our capital expenditures to maintenance requirements only, and we expect our full year 2020 capital expenditures combined with investment in leased assets in the net cash from operating activities section of our consolidated statement of cash flows to be approximately $30 million. Additionally, in preparation for settling transaction expenses associated with our planned merger with ChampionX, and to increase liquidity during current market conditions, we recently increased our cash balance by drawing $125.0 million on our revolver on April 24, 2020, leaving $118.9 million of available borrowing capacity.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash provided by operating activities	$29,222	$19,910
Cash required by investing activities	(6,746)	(7,243)
Cash required by financing activities	(3,144)	(26,234)
Effect of exchange rate changes on cash and cash equivalents	(986)	89
Net increase (decrease) in cash and cash equivalents	$18,346	$(13,478)

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2020 increased $9.3 million compared to 2019. The increase in cash provided by operating activities was primarily driven by increases from changes in our operating assets and liabilities in 2020 as compared to 2019, primarily due to a reduction in our cash outflow on leased assets due to strict adherence to cost and capital discipline. Partially offsetting the increase in cash provided by operating cash flows was lower net income, adjusted for non-cash items.

“Leased assets” in the operating cash flows section of our condensed consolidated statements of cash flows include expenditures for cable and downhole equipment expected to be placed into our leased asset program as well as the recovery of net book value associated with the sale of damaged leased equipment during the period.

Investing Activities

Cash required by investing activities was $6.7 million for the three months ended March 31, 2020, and was primarily comprised of capital expenditures of $7.5 million, partially offset by $0.7 million of cash proceeds on sale of fixed assets.

Cash required by investing activities was $7.2 million for the three months ended March 31, 2019 and was primarily comprised of capital expenditures of $9.7 million, partially offset by $2.5 million of cash proceeds on sale of fixed assets.

Financing Activities

Cash used in financing activities of $3.1 million for the three months ended March 31, 2020, was primarily the result of $1.3 million in debt issuance costs related to the amendment of the credit agreement, as discussed in Note 5—Debt, and $1.5 million of payments of finance lease obligations during the quarter.

Cash used in financing activities of $26.2 million for the three months ended March 31, 2019, was primarily the result of $25.0 million of debt repayment on the principal balance of our term loan and payments totaling $1.2 million for capital lease obligations. Net borrowings under our revolving credit facility totaled zero in 2019.

Long-term Debt

Senior Notes

Refer to Note 10—Debt, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, for information related to our Senior Notes, which are fully and unconditionally guaranteed by certain 100-percent-owned subsidiaries (the “Guarantors”) of Apergy on a joint and several basis. During the first quarter of 2020, we early adopted the SEC’s, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities rules, which simplify the disclosure requirements related to our registered securities under Rule 3-10 of Regulation S-X.

The Senior Notes indenture restricts the ability of the Guarantors to pay dividends or other distributions, make loans or advances, or sell, lease or otherwise transfer property and other assets to certain restricted subsidiaries or the Parent.
As part of the Senior Notes indenture, a guarantee of the senior notes by Apergy or a Guarantor is subject to release in the following circumstances:

•
the sale, exchange or transfer (by merger or otherwise) of (i) the capital stock of the Guarantor after which the Guarantor is no longer a restricted subsidiary or (ii) all or substantially all of the assets of such Guarantor made in a manner not in violation of the indenture;

•
the release or discharge of the guarantee by, or direction obligation of, such Guarantor with respect to the Senior Credit Facilities or capital markets debt securities that resulted in the creation of such guarantee, except a discharge by or as a result of payment under such guarantee;

•	the designation of the subsidiary as an unrestricted subsidiary under the indenture;

•	the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the indenture;

•
the merger or consolidation of any Guarantor with and into the Issuer or another Guarantor that is the surviving person in such merger or consolidation, or upon the liquidation of such Guarantor following the transfer of all its assets to the Parent or another Guarantor; or

•	an amendment of the Senior Note indenture agreement.

The obligations of each Guarantor under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law.

The following summarized financial information presents the Parent and Guarantors (collectively and together with the Parent, the “Obligor Group”) on a combined basis:
Combined Statement of Loss of the Obligor Group

(dollars in thousands)	Three Months Ended March 31, 2020
Total Revenue	$228,435
Cost of goods and services	152,150
Selling, general and administrative expense	72,205
Goodwill impairment	364,529
Long-lived asset impairment	40,980
Loss before income taxes	(409,299)
Net loss	$(390,289)

Combined Balance Sheets of the Obligor Group

(dollars in thousands)	March 31, 2020	December 31, 2019
Current assets:
Current assets	$430,225	$419,692
Non-current assets:
Goodwill	274,751	639,280
Advances due from affiliates	24,487	18,534
Other non-current assets	368,295	430,553
Total assets	$1,097,758	$1,508,059

Current liabilities:
Current liabilities	$175,339	$173,372
Non-current liabilities:
Advances due to affiliates	88,239	87,682
Other non-current liabilities	642,675	664,581
Total liabilities	$906,253	$925,635

Senior Secured Credit Facilities

In May 2018, Apergy entered into a credit agreement (“credit agreement”) governing the terms of its senior secured credit facilities, consisting of (i) a seven-year senior secured term loan B facility (“term loan facility”) and (ii) a five-year senior secured revolving credit facility (“revolving credit facility,” and together with the term loan facility, the “senior secured credit facilities”). Refer to Note 10—Debt included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, for additional information related to our senior secured credit facilities.

On February 14, 2020, Apergy amended its credit agreement, which (i) provides for the incurrence of an additional $150 million of revolving commitments under the amended credit agreement, upon consummation of the Merger, (ii) permits the consummation of the Merger and the incurrence of a senior secured term loan facility in an aggregate amount up to $537 million by ChampionX, and (iii) continues to provide that all obligations under the amended agreement continue to be guaranteed by certain of Apergy’s wholly owned U.S. subsidiaries.
During the three months ended March 31, 2020, we made no payments on our term loan facility.

Revolving Credit Facility

A summary of our revolving credit facility at March 31, 2020, was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$250.0	$—	$6.1	$243.9	May 2023

As of March 31, 2020, we were in compliance with all restrictive covenants under our revolving credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

Information related to guarantees is incorporated herein by reference from Note 6—Commitment And Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2—New Accounting Standards to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting Apergy, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposure to market risk has not materially changed since December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 because of the material weaknesses in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) described below.

Notwithstanding these material weaknesses, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

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
Remediation Activities
In order to address the material weaknesses in internal control over financial reporting described above, management, with direction from the Audit Committee, is in the process of developing and implementing remediation plans to address control deficiencies that led to these material weaknesses. Specifically, management has:

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
Changes in Internal Control Over Financial Reporting
Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than the risk factors set forth below, and the risk factors relevant to the Company set forth in the section entitled “Risk Factors” in the Company's Registration Statement on Form S-4 (File No. 333-236379), there have not been material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.

The recent COVID-19 pandemic has resulted in a significant reduction in demand for oil and gas commodities as various jurisdictions have attempted to implement or have implemented measures designed to contain the spread of the virus, including travel restrictions, stay-at-home or shelter-in-place orders and shutdowns of non-essential business. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. Compounding this situation, the members of OPEC+ were unable to agree on the need to maintain and extend compliance with previously agreed upon production cuts. Consequently, in March 2020 Russia and Saudi Arabia announced that each party would increase oil production and reduce the prices at which they make oil available to market, resulting in an over supply of oil in the market. In an attempt to stabilize global oil markets, OPEC+ reached an agreement in April 2020 to cut production beginning in the second quarter of 2020, however, due to the uncertainty of the ongoing COVID-19 pandemic the impact of these production cuts on oil prices is not yet known.

While the full impact of the COVID-19 pandemic is not yet known, potential risk associated with the COVID-19 outbreak could adversely impact our business, results of operations, financial condition and cash flows and include, but are not limited to:

•
Disruptions to our supply chain resulting from limited access to vendors or vendors’ limited access to their facilities or our ability to transport raw materials from our vendors, adversely affecting the price of and our ability to obtain materials essential to our products and our business. A significant price increase in raw materials, or their unavailability, could result in a loss of customers and revenue;

•
reduction in revenues as a result of lower demand for our products as upstream oil and gas companies across the industry reduce their drilling activities, lower budgeted capital expenditures and institute additional capital discipline measures;

•
liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies and if a significant number of our customers experience a prolonged business decline or disruption, we may incur increased exposure to credit risk and bad debts;

•
a credit rating downgrade of our corporate debt if COVID-19 and the current oil market have a significant impact on our long-term profitability which could result in higher borrowing costs or reduced availability of sources of financing;

•
additional costs associated with the reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and increased expenses if we are unable to hire employees when market conditions improve;

•
workforce availability resulting from reductions to adjust to market conditions or due to restrictions that we and our customers impose, including limiting worksite access and facility shutdowns, to ensure the safety of employees and others, which could adversely affect our ability to timely fulfill customer orders and service requests;

•	the continuation of the measures taken by various governments to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns;

•	costs associated with rationalization of our portfolio of real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;

•	additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges as demand for our services and products decreases;

•
operational challenges and efforts to mitigate the spread of the virus, including logistical challenges, remote work arrangements, and staggered work shifts to protect the health and well-being of our employees, which could increase expenses and adversely impact our ability to timely fulfill customer orders and service requests;

•
compliance with financial covenants in our credit agreement if we experience a significant and prolonged decrease in our earnings before income tax, depreciation and amortization which would cause amounts borrowed to become due and payable; and

•	disruption of the U.S. and global economic and financial markets limiting our ability to access capital markets or other sources of financing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Quarterly Report on Form 10-Q for the period ended March 31, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APERGY CORPORATION
(Registrant)

/s/ MICHAEL D. WHITE
Michael D. White
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	May 11, 2020

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1
Amendment No. 1, dated February 14, 2020, amending that certain Credit Agreement dated as of May 9, 2018, by and among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Apergy’s Current Report on From 8-K filed February 18, 2020)

22.1*	List of Issuer and Subsidiary Guarantors of Guaranteed Securities
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith