Form 10-Q
period 2020-06-30
ChampionX Corp
filed 2020-08-10
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38441
ChampionX Corporation
(Exact name of registrant as specified in its charter)

Delaware		82-3066826
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2445 Technology Forest Blvd,	Building 4, 12th Floor
The Woodlands,	Texas	77381
(Address of principal executive offices)		(Zip Code)
(281) 403-5772
(Registrant’s telephone number, including area code)
Apergy Corporation
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	CHX	New York Stock Exchange

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

The registrant had 199,808,901 shares of common stock, $0.01 par value, outstanding as of August 3, 2020.

CHAMPIONX CORPORATION

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

All of our forward-looking statements involve risks, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements are those set forth in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update, revise or correct any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required under the federal securities laws.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Product revenue	$248,871	$269,670	$473,316	$535,622
Service revenue	36,846	24,063	61,770	47,874
Lease and other revenue	13,197	12,437	25,262	23,168
Total revenue	298,914	306,170	560,348	606,664
Cost of goods and services	266,684	197,410	445,779	394,893
Gross profit	32,230	108,760	114,569	211,771
Selling, general and administrative expense	130,657	66,687	208,800	130,816
Goodwill impairment	—	—	616,271	—
Long-lived asset impairment	—	—	40,980	1,746
Interest expense, net	11,262	10,109	20,301	20,636
Other (income) expense, net	312	2,676	(1,321)	3,778
Income (loss) before income taxes	(110,001)	29,288	(770,462)	54,795
Provision for (benefit from) income taxes	(954)	6,280	(27,960)	11,849
Net income (loss)	(109,047)	23,008	(742,502)	42,946
Net income attributable to noncontrolling interest	598	71	871	353
Net income (loss) attributable to ChampionX	$(109,645)	$22,937	$(743,373)	$42,593

Earnings (loss) per share attributable to ChampionX:
Basic	$(0.95)	$0.30	$(7.72)	$0.55
Diluted	$(0.95)	$0.30	$(7.72)	$0.55
Weighted-average shares outstanding:
Basic	115,149	77,425	96,313	77,394
Diluted	115,149	77,632	96,313	77,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(109,047)	$23,008	$(742,502)	$42,946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	5,703	974	(5,349)	2,064
Other activities, net (2)	752	68	851	167
Other comprehensive income (loss)	6,455	1,042	(4,498)	2,231
Comprehensive income (loss)	(102,592)	24,050	(747,000)	45,177
Comprehensive income attributable to noncontrolling interest	598	71	871	353
Comprehensive income (loss) attributable to ChampionX	$(103,190)	$23,979	$(747,871)	$44,824
_______________________
(1) Net of income tax (expense) benefit of $0 for the three and six months ended June 30, 2020 and 2019.
(2) Net of income tax (expense) benefit of $(33) and $(24) for the three months ended June 30, 2020 and 2019, respectively, and $(66) and $(179) for the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$141,895	$35,290
Receivables, net	517,110	219,874
Inventories, net	527,642	211,342
Prepaid expenses and other current assets	71,900	26,934
Total current assets	1,258,547	493,440
Property, plant and equipment, net of accumulated depreciation of $463,962 in 2020 and $426,722 in 2019	944,745	248,181
Operating lease right-of-use assets	124,289	24,289
Goodwill	644,381	911,113
Intangible assets, net	485,988	238,707
Other non-current assets	62,883	7,095
Total assets	$3,520,833	$1,922,825
Liabilities and Equity
Current portion of long-term debt	$31,656	$4,845
Accounts payable	274,964	120,291
Accrued compensation and employee benefits	48,044	38,470
Current portion of operating lease liabilities	34,771	7,620
Accrued distributor fees	47,044	—
Accrued expenses and other current liabilities	121,870	28,455
Total current liabilities	558,349	199,681
Long-term debt	1,071,727	559,821
Deferred income taxes	156,622	84,060
Operating lease liabilities	85,668	19,419
Other long-term liabilities	63,871	23,630
Total liabilities	1,936,237	886,611
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 199.8 million shares and 77.5 million shares issued and outstanding in 2020 and 2019, respectively	1,998	775
Capital in excess of par value of common stock	2,283,096	969,174
Retained earnings (accumulated deficit)	(637,861)	107,048
Accumulated other comprehensive loss	(48,535)	(44,037)
Total stockholders’ equity	1,598,698	1,032,960
Noncontrolling interest	(14,102)	3,254
Total equity	1,584,596	1,036,214
Total liabilities and equity	$3,520,833	$1,922,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2018	77,353	$774	$960,773	$54,884	$(42,906)	$2,458	$975,983
Net income	—	—	—	19,656	—	282	19,938
Other comprehensive income	—	—	—	—	1,189	—	1,189
Stock-based compensation	39	—	2,285	—	—	—	2,285
Taxes withheld on issuance of stock-based awards	—	—	(719)	—	—	—	(719)
Other	—	—	—	—	—	14	14
March 31, 2019	77,392	$774	$962,339	$74,540	$(41,717)	$2,754	$998,690
Net income	—	—	—	22,937	—	71	23,008
Other comprehensive income	—	—	—	—	1,042	—	1,042
Stock-based compensation	67	1	2,735	—	—	—	2,736
Taxes withheld on issuance of stock-based awards	—	—	(1,080)	—	—	—	(1,080)
Other	—	—	—	—	—	(14)	(14)
June 30, 2019	77,459	775	963,994	97,477	(40,675)	2,811	1,024,382

	Common stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2019	77,460	$775	$969,174	$107,048	$(44,037)	$3,254	$1,036,214
Cumulative effect of accounting changes, net of tax (Note 3)	—	—	—	(1,573)	—	—	(1,573)
Net income (loss)	—	—	—	(633,728)	—	273	(633,455)
Other comprehensive loss	—	—	—	—	(10,953)	—	(10,953)
Stock-based compensation	44	—	2,429	—	—	—	2,429
Taxes withheld on issuance of stock-based awards	—	—	(368)	—	—	—	(368)
March 31, 2020	77,504	$775	$971,235	$(528,253)	$(54,990)	$3,527	$392,294
Issuance of common stock related to the Merger	122,237	1,223	1,262,708	—	—	—	1,263,931
Issuance of replacement awards related to the Merger	—	—	43,964	—	—	—	43,964
Non-controlling interest acquired in the Merger	—	—	—	—	—	(16,015)	(16,015)
Net income (loss)	—	—	—	(109,645)	—	598	(109,047)
Other comprehensive income	—	—	—	—	6,455	—	6,455
Stock-based compensation	67	—	5,433	—	—	—	5,433
Taxes withheld on issuance of stock-based awards	—	—	(244)	—	—	—	(244)
Distributions to noncontrolling interest	—	—	—	—	—	(2,200)	(2,200)
Other	—	—	—	37	—	(12)	25
June 30, 2020	199,808	1,998	2,283,096	(637,861)	(48,535)	(14,102)	1,584,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash provided by (used for) operating activities:
Net income (loss)	$(742,502)	$42,946
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation	58,139	34,190
Amortization	26,274	25,873
Stock-based compensation	7,862	5,021
Loss on disposal of fixed assets	4,040	65
Loss on goodwill and long-lived asset impairment	657,251	1,746
Loss on sale of business	—	2,475
Provision for losses on accounts receivable	3,498	(307)
Provision for inventory obsolescence and write-downs	8,354	—
Amortization of deferred loan costs and accretion of discount	1,999	1,295
Deferred income taxes	(24,682)	(5,300)
Employee benefit plan expense	859	1,135
Other	(264)	(418)
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	77,777	(5,161)
Inventories	24,794	1,029
Prepaid expenses and other current assets	22,088	(2,311)
Accounts payable	(30,331)	(3,088)
Accrued compensation and employee benefits	(13,846)	(7,989)
Accrued expenses and other liabilities	4,717	(3,126)
Leased assets	(9,311)	(29,421)
Other	1,317	647
Net cash provided by operating activities	78,033	59,301

Cash provided by (used for) investing activities:
Capital expenditures	(19,322)	(22,688)
Acquisitions, net of cash acquired	57,588	—
Proceeds from sale of fixed assets	1,066	2,475
Payment on sale of business	—	(2,194)
Net cash provided by (used for) investing activities	39,332	(22,407)

Cash provided by (used for) financing activities:
Proceeds from long-term debt, net of discounts	125,000	4,000
Payment of debt issue costs	(4,356)	—
Repayment of long-term debt	(125,000)	(54,000)
Distribution to noncontrolling interest	(2,200)	—
Payment of finance lease obligations	(2,802)	(2,690)
Payments related to taxes withheld on stock-based compensation	(612)	(1,799)
Net cash used for financing activities	(9,970)	(54,489)

Effect of exchange rate changes on cash and cash equivalents	(790)	99

Net increase (decrease) in cash and cash equivalents	106,605	(17,496)
Cash and cash equivalents at beginning of period	35,290	41,832
Cash and cash equivalents at end of period	$141,895	$24,336
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

ChampionX Corporation is a global leader in chemistry solutions and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely and efficiently around the world.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “ChampionX” mean ChampionX Corporation, together with our subsidiaries where the context requires.

On June 3, 2020, the Company and Ecolab Inc. (“Ecolab”) completed a Reverse Morris Trust transaction in which Ecolab transferred their upstream energy business to Champion X Holding, Inc. (“legacy ChampionX”) and, thereafter, distributed all of the shares of legacy ChampionX common stock to certain Ecolab stockholders (“the Distribution”). Immediately following the Distribution, a wholly owned subsidiary of the Company merged with and into legacy ChampionX, with legacy ChampionX continuing as the surviving company in the Merger and as a wholly owned subsidiary of the Company (“the Merger”). In association with the completion of the Merger, the Company has changed its name from Apergy Corporation (“Apergy”) to ChampionX Corporation, and common shares began trading on the New York Stock Exchange under the symbol "CHX".

As a result of the Merger, the results of operations of legacy ChampionX have been reflected in our accompanying condensed consolidated financial statements from the closing date of the Merger through June 30, 2020. Results for the periods prior to June 3, 2020 reflect the financial and operating results of Apergy and do not include the financial and operating results of legacy ChampionX. See Note 2—Merger Transaction for additional information on the Merger.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ChampionX have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Change in Accounting Estimate

During the quarter, we entered into new commercial agreements, which changed the economics of the leased asset program of our Electrical Submersible Pump (“ESP”) subsidiary in our Production & Automation Technologies segment. As such, we re-evaluated the estimated useful life and salvage value of our assets based on the combination of new commercial contracts and historical operating trends related to the aging of our lease fleet, including functioning assets beyond original expected life. Based on our analysis, effective April 1, 2020, we changed our estimate of useful life and salvage values for certain equipment to better reflect the useful life and estimated values of these assets at the end of their useful life. The estimated useful life, previously estimated at 12 months, was increased to 18 months. The estimated salvage value of the equipment, previously estimated at 50%, was decreased to 0%. The effect of the changes in estimate for the three months ended June 30, 2020, was an increase in depreciation expense of $17.6 million, a decrease in net income of $15.4 million, and a decrease in basic and diluted earnings per share of $0.13 per share.

Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation of the current period financial statements. Long-lived asset impairment for the six months ended June 30, 2019 has been reclassified from selling, general, and administrative expense to conform with our current period presentation of long-lived asset impairment on the condensed consolidated statements of income (loss). These reclassifications had no effect on the previously reported net loss.

Revisions

We revised our previously issued financial statements for the three and six months ended June 30, 2019, for the correction of immaterial errors related to: (i) the assessing and recording of liabilities for state sales tax and associated penalties and interest, primarily resulting in an understatement of our selling, general, and administrative expense and interest expense for the three and six months ended June 30, 2019; and (ii) previously recorded amounts including, but not limited to, the write-off of inventory and leased assets, timing of revenue recognition, and revenue classification, that the Company concluded were immaterial to our previously filed condensed consolidated financial statements. See the following table for the impact of the corrections on our condensed consolidated financial statements:

Condensed Consolidated Statement of Income

	Three Months Ended June 30, 2019
(in thousands, except per share data)	As Reported	Adjustments	As Revised
Product revenue	$270,273	$(603)	$269,670
Service revenue	24,071	(8)	24,063
Lease and other revenue	11,710	727	12,437
Total revenue	306,054	116	306,170
Cost of goods and services	196,285	1,125	197,410
Gross profit	109,769	(1,009)	108,760
Selling, general and administrative expense	66,642	45	66,687
Interest expense, net	10,057	52	10,109
Other expense, net	2,676	—	2,676
Income before income taxes	30,394	(1,106)	29,288
Provision for income taxes	6,544	(264)	6,280
Net income	23,850	(842)	23,008
Net income attributable to noncontrolling interest	71	—	71
Net income attributable to ChampionX	$23,779	$(842)	$22,937

Earnings per share attributable to ChampionX:
Basic	$0.31	$(0.01)	$0.30
Diluted	$0.31	$(0.01)	$0.30

Comprehensive income	$24,892	$(842)	$24,050
Comprehensive income attributable to ChampionX	$24,821	$(842)	$23,979

	Six Months Ended June 30, 2019
(in thousands, except per share data)	As Reported	Adjustments	As Revised
Product revenue	$536,417	$(795)	$535,622
Service revenue	47,978	(104)	47,874
Lease and other revenue	23,350	(182)	23,168
Total revenue	607,745	(1,081)	606,664
Cost of goods and services	392,427	2,466	394,893
Gross profit	215,318	(3,547)	211,771
Selling, general and administrative expense	130,231	585	130,816
Long-lived asset impairment (1)	1,746	—	1,746
Interest expense, net	20,531	105	20,636
Other expense, net	3,778	—	3,778
Income before income taxes	59,032	(4,237)	54,795
Provision for income taxes	12,613	(764)	11,849
Net income	46,419	(3,473)	42,946
Net income attributable to noncontrolling interest	353	—	353
Net income attributable to ChampionX	$46,066	$(3,473)	$42,593

Earnings per share attributable to ChampionX:
Basic	$0.60	$(0.05)	$0.55
Diluted	$0.59	$(0.04)	$0.55

Comprehensive income	48,650	(3,473)	45,177
Comprehensive income attributable to ChampionX	48,297	(3,473)	44,824

(1) Long-lived asset impairment has been reclassified from selling, general, and administrative expense to conform with our current period presentation of long-lived asset impairment on the condensed consolidated statements of income (loss).
Condensed Consolidated Statement of Changes in Stockholders’ Equity

	June 30, 2019
(in thousands)	As Reported	Adjustments	As Revised
Stockholders’ Equity:
Capital in excess of par value of common stock	$968,593	$(4,599)	$963,994
Retained earnings	100,233	(2,756)	97,477
Total equity	1,031,737	(7,355)	1,024,382

(in thousands)	As Reported	Adjustments	As Revised
Total equity at December 31, 2018	$981,527	$(5,544)	$975,983
Cumulative effect of accounting changes	(1,662)	1,662	—
Net income	22,569	(2,631)	19,938
Total equity at March 31, 2019	1,005,203	(6,513)	998,690
Net income	23,850	(842)	23,008
June 30, 2019	1,031,737	(7,355)	1,024,382

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2019
(in thousands)	As Reported	Adjustments	As Revised
Cash provided (required) by operating activities:
Net income	$46,419	$(3,473)	$42,946
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Deferred income taxes	(10,891)	5,591	(5,300)
Loss on sale of fixed assets (1)	65	—	65
Provision for losses on accounts receivable (1)	(307)	—	(307)
Amortization of deferred loan costs and accretion of discount (1)	1,295	—	1,295
Other	(406)	(12)	(418)
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	(6,115)	954	(5,161)
Inventories	(2,290)	3,319	1,029
Prepaid expenses and other current assets	3,470	(5,781)	(2,311)
Accounts payable	(1,506)	(1,582)	(3,088)
Accrued compensation and employee benefits	(10,570)	2,581	(7,989)
Accrued expenses and other liabilities	49	(3,175)	(3,126)
Leased assets	(30,999)	1,578	(29,421)
_______________________
(1) Each of these amounts were included within “Other” on the condensed consolidated statements of cash flows reported for the six months ended June 30, 2019. These amounts have been reclassified consistent with the presentation in the current reporting period.

NOTE 2—MERGER TRANSACTION

On June 3, 2020 we completed the acquisition of the legacy ChampionX business through the merger of one of our wholly owned subsidiaries with legacy ChampionX. Immediately prior to the Merger, Ecolab transferred their upstream energy business to legacy ChampionX. Pursuant to the Merger, shares of Ecolab common stock that were tendered through an exchange offer were converted into common shares of legacy ChampionX on a 1-for-24.6667 basis, with each share of legacy ChampionX automatically converting into one share of the Company. To complete the acquisition, we issued 122.2 million shares of common stock, at a share price of $10.34 per share, in exchange for 100% equity ownership of legacy ChampionX. The transaction resulted in legacy ChampionX equityholders owning approximately 62% of the Company on a fully diluted basis, with equityholders of the Company prior to the Merger owning approximately 38% on a fully diluted basis.

Acquisition-related costs associated with the Merger were expensed as incurred and total $52.3 million and $60.2 million for the three and six months ended June 30, 2020, respectively, and are included in selling, general, and administrative expense in our condensed consolidated statements of income (loss). The acquisition-related transaction costs consisted primarily of investment banker fees and legal and accounting costs.

The Merger constitutes a business combination, with the Company (formerly known as Apergy) treated as the accounting acquirer and legacy ChampionX treated as the acquired company for accounting purposes.

Legacy ChampionX provides on-site, technology-driven chemistry programs and value-enabling solutions and services to the global upstream oil and natural gas industry.

Preliminary Purchase Price Allocation

The acquisition-date fair value of the consideration transferred consisted of the following:

(in thousands)
Equity consideration	$1,263,931
Replacement awards attributable to pre-combination services(1)	43,964
Unfavorable supply agreement(2)	44,000
Favorable supply agreement(2)	(55,000)
Fair value of consideration transferred	$1,296,895

_______________________
(1) Represents the fair value of the replacement equity awards to the extent services were provided by employees of legacy ChampionX prior to closing. See Note 12—Equity And Cash Incentive Programs for additional information about the replacement equity awards.
(2) As part of the Merger, the Company entered into a Cross Supply and Product Transfer Agreement with Ecolab in which over a period of approximately three years from the merger date, certain products will be manufactured by one party for the other. The cross selling prices in which each party will transfer their products, and include a take-or-pay element, have been set forth within this agreement and are not reflective of market terms. As a result, we recognized an intangible asset recorded at fair value for the favorable terms and a liability recorded at fair value for the unfavorable terms. The intangible asset will be amortized on a straight-line basis over a three-year period into cost of goods and services and the liability will be amortized as a component of product revenue.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their preliminary fair value estimates as of the acquisition date. The measurements of assets acquired and liabilities assumed, other than debt which was measured using Level 2 measurements, are based on inputs that are not observable in the market and thus represent Level 3 inputs. The excess of the purchase price over such fair values was recorded as goodwill. Due to the proximity of the Merger to the quarter end of June 30, 2020, the purchase price allocation is based upon a preliminary valuation only and will be finalized upon completion of certain valuation procedures. Our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas in which the preliminary purchase price allocation is not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, certain working capital items, deferred income taxes and residual goodwill. We will complete the purchase price allocation and valuation during the 12-month period following the Merger date.

The following table provides the preliminary allocation of the purchase price as of the acquisition date.

(in thousands)
Cash and cash equivalents	$57,588
Receivables	364,199
Inventories	341,938
Prepaid expenses and other current assets	75,806
Property, plant, and equipment	740,607
Identifiable intangible assets(1)	260,000
Other non-current assets	152,916
Total identifiable assets acquired	1,993,054
Accounts payable	162,848
Other current liabilities	186,730
Long-term debt (2)	537,000
Deferred tax liabilities	95,651
Other liabilities	81,962
Total liabilities assumed	1,064,191
Net identifiable assets acquired	928,863
Add: Negative fair value of non-controlling interests	16,015
Goodwill	352,017
Total net assets acquired	$1,296,895

_______________________
(1) The fair value of the consideration transferred related to the Favorable supply agreements has been excluded.
(2) In connection with the Merger, we assumed a term loan from legacy ChampionX. See Note 6—Debt for further information.

Summary of Significant Fair Value Methods

Inventories
Acquired inventory is comprised of raw materials and finished goods.  The preliminary fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value.  The preliminary fair value step-up of $13.6 million of inventories measured on a First In First Out (“FIFO”) basis is amortized to “Cost of goods and services” in the condensed consolidated financial statements as the inventory is sold, which is expected to be a period of two months from the acquisition date.  For inventories measured on a Last In First Out (“LIFO”) basis, the acquired inventory becomes the LIFO base layer inventory.

Property, Plant, and Equipment

The preliminary fair value of identifiable fixed assets was calculated using a combination of valuation approaches, primarily including the cost approach which adjusts estimates of replacement cost for the age, condition and utility of the associated assets, as well as the market approach to value asset types where market comparable data is available, and is summarized below:

(in thousands)	Fair Value	Useful Life (years)
Land and land improvements	$132,466	-
Buildings and leasehold improvements	201,001	5 to 40
Machinery, equipment and other	385,244	3 to 20
Capitalized software and computer hardware	21,896	3 to 7
Total property, plant, and equipment acquired	$740,607

Identifiable Intangible Assets

The preliminary fair values of trademarks, trade names, and developed technology were determined using a relief from royalty methodology which estimates cost savings generated by a company related to the ownership of an asset for which otherwise have had to pay royalties or license fees on revenues earned through the use of the asset. Customer relationships were determined using the multi-period excess earnings method which involves isolating the net earnings attributable to the asset being measured based on the present value of the incremental after-tax cash flows attributable solely to the intangible assets over its remaining useful life. Preliminary fair values are summarized below:

(in thousands)	Fair Value	Useful Life (years)
Trademarks and trade names	$25,000	15
Developed technology	110,000	7
Customer relationships	125,000	15
Total identifiable intangible assets acquired	260,000
Favorable supply agreements	55,000	3
Total identifiable intangible assets recognized	$315,000

The weighted average amortization period for identifiable intangible assets acquired is 11.6 years. The amortization period of the favorable supply agreements is three years.

Leases

Lease-related assets and liabilities acquired were remeasured at the present value of the future minimum lease payments over the remaining lease term utilizing an updated incremental borrowing rate of the Company as if the acquired leases were new leases as of the acquisition date. Right of use assets were further adjusted for any off-market terms of the lease. The remaining lease term is based on the remaining term at the acquisition date plus any renewal or extension options that the Company is reasonably certain will be exercised. Additionally, the Company has elected short-term lease treatment for those acquired lease contracts which, at the acquisition date, have a remaining lease term of 12 months or less. For the leases acquired through the

Merger, the Company will retain the previous lease classification. This resulted in legacy ChampionX assets and liabilities of $99.9 million and $93.2 million, respectively, as of the acquisition date.

Goodwill

Goodwill of $352.0 million arising from the acquisition consisted largely of the expected synergies and economies of scale from combining the operations of the Company and legacy ChampionX. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. We have allocated goodwill of $270.5 million and $81.5 million to our Production Chemical Technologies and Reservoir Chemical Technologies operating segments, respectively. See Note 5—Goodwill And Intangible Assets for a rollforward of our goodwill balance by operating segment.

Pro forma financial information

The results of operations for legacy ChampionX that have been included in our condensed consolidated financial statements from the June 3, 2020 acquisition date through June 30, 2020 include revenue of $163.2 million and net income of $7.3 million. The following unaudited pro forma results of operations have been prepared as though the Merger was completed on January 1, 2019. Pro forma amounts are based on the preliminary purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future. Non-recurring pro forma adjustments including acquisition-related costs directly attributable to the Merger are included within the reported pro forma revenue and net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues	$614,684	$891,001	$1,435,379	$1,767,503
Net income (loss) attributable to ChampionX	(60,100)	57,078	(794,525)	109,879

Transactions with Ecolab

Certain agreements have been entered into between the Company and Ecolab, including, among others, a Tax Matters Agreement, an Intellectual Property Matters Agreement, a Cross Supply and Product Transfer Agreement, and a Transition Services Agreement, each entered into on the Closing Date; as well as the Employee Matters Agreement entered into on December 18, 2019. Pursuant to the Transition Services Agreement, Ecolab and its subsidiaries as well as legacy ChampionX and its subsidiaries will provide each other with specified support services and other assistance for a limited time following the closing of the Merger.  Charges for services under the agreement are representative of our best estimate of market price and will be determined on an allocated cost basis, subject to an overall annual aggregate cap.

NOTE 3—NEW ACCOUNTING STANDARDS

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

Our exposure to credit losses is primarily the result of product sales to our customers, resulting in trade receivables with payment terms generally ranging from 30 days to 90 days. We manage credit risk on trade receivables by transacting only with what management believes are financially secure customers. For our legacy Apergy operating companies, our expected loss allowance for accounts receivable is estimated utilizing a single loss rate, as our customer base generally has similar collectability risk characteristics. We develop our loss rate estimate based on historical collection experience, and current economic and market conditions. For our legacy ChampionX operating companies, we estimate our expected loss allowance for accounts receivable by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates as well as current economic and market conditions. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default.

The following table provides a rollforward of our allowance for credit losses balance:

(in thousands)	Allowance for Credit Losses
December 31, 2019	$8,072
Impact of adoption on January 1, 2020	2,042
Provision for expected credit losses	3,968
Accounts written off	(1,834)
Recoveries	(52)
Foreign currency translation	(517)
June 30, 2020	$11,679

NOTE 4—INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Raw materials	$163,037	$50,099
Work in progress	9,890	13,325
Finished goods	385,208	175,774
	558,135	239,198
Valuation adjustments	(12,858)	(12,067)
LIFO adjustments	(17,635)	(15,789)
Inventories, net	$527,642	$211,342

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

During the first quarter of 2020, certain unprecedented events caused the rapid decline of several market indicators in the oil and gas industry. Decisions by the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations resulted in an oversupply of crude oil. Compounding this situation, demand for oil and gas commodities declined significantly as the world was impacted by the COVID-19 outbreak, which resulted in a sharp decline in crude oil prices. Consequently, our market capitalization was negatively impacted as a result of these market conditions and overall impact to our industry.

Management determined that these events and their related impact to future revenues and cash flows constituted a triggering event in the first quarter of 2020, requiring us to perform a recoverability test of our long-lived assets and an interim impairment assessment of goodwill as of March 31, 2020.

Goodwill
The carrying amount of goodwill, including changes therein, by reporting segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2019	$—	$809,977	$101,136	$—	$911,113
Acquisition (1)	270,532	—	—	81,485	$352,017
Impairment	—	(616,271)	—	—	$(616,271)
Foreign currency translation	120	(2,600)	—	2	$(2,478)
June 30, 2020	$270,652	$191,106	$101,136	$81,487	$644,381

_______________________

(1)	See Note 2—Merger Transaction for additional information related to the acquisition completed during June 2020.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

During the first quarter of 2020, we performed a quantitative analysis for each of our reporting units to determine the existence of goodwill impairment and the amount of the impairment loss. In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches, which determined that the fair values were less than the respective carrying values for our Artificial Lift and Automation reporting units.
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
Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our March 31, 2020 total public market capitalization and assessed an implied control premium based on the 20-day average of our common stock.
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

During the first quarter of 2020, we recorded a $616.3 million impairment charge to goodwill, consisting of $539.2 million and $77.1 million in our Artificial Lift reporting unit and our Automation reporting unit, respectively. Both reporting units are within our Production & Automation Technologies reportable segment. The goodwill impairment charge includes $560.1 million of non-taxable goodwill, which was recognized as a discrete item in determining our effective tax rate for the period. We did not identify any triggering events at any of our reporting units during the second quarter of 2020.

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

The negative market indicators described above, as well as the results of the previously mentioned fair value determinations of certain of our reporting units, were triggering events indicating that certain of our long-lived tangible and intangible assets may be impaired. We performed recoverability tests on our asset groups as of March 31, 2020, which indicated that long-lived assets associated with two of our asset groups within Production and Automation Technologies were not recoverable as the aggregate amount of estimated undiscounted cash flows of these asset groups was determined to be below their respective carrying values. We estimated the fair value of these intangible and fixed assets using an income approach that required us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts utilized assumptions about demand for our products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions including those regarding oil prices and the general outlook for the global oil and gas industry, among other factors. Financial and credit market volatility directly impacts our fair value measurement through our income forecast. Changes to these assumptions, including, but not limited to: variability of spot and futures prices for crude oil; sustained declines in worldwide rig counts below current analysts’ forecasts; significant deterioration of external financing for our customers; higher risk premiums or higher cost of equity; or any other significant adverse economic news could require a provision for impairment.

Accordingly, the estimated fair value of each of these asset groups was below their respective carrying value and as a result, we recorded a long-lived asset impairment charge of $41.0 million in the first quarter of 2020, consisting of $40.4 million to customer relationships and $0.6 million to trademarks. We did not identify impairment triggering events at any of our asset groups during the second quarter of 2020.

The components of our definite- and indefinite-lived intangible assets were as follows:

	June 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships (1)	$568,818	$297,731	$271,087	$560,316	$353,189	$207,127
Trademarks (1)	59,855	25,564	34,291	35,695	24,830	10,865
Patents	38,125	27,923	10,202	38,436	26,838	11,598
Unpatented technologies	123,700	11,123	112,577	13,700	9,811	3,889
Favorable supply agreements (2)	54,926	1,356	53,570	—	—	—
Drawings and manuals	1,719	1,719	—	2,558	1,758	800
Other	5,267	4,606	661	5,332	4,504	828
	852,410	370,022	482,388	656,037	420,930	235,107
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
Total	$856,010	$370,022	$485,988	$659,637	$420,930	$238,707
_______________________
(1) Includes impairment of customer relationship and trademark intangible assets of $40.4 million and $0.6 million, respectively, all of which relate to asset groups included within our Artificial Lift business.
(2) Favorable supply agreements were entered into as part of the Merger transaction. See Note 2—Merger Transaction for further information.

NOTE 6—DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
2018 Credit Facility	$—	$—
2018 Term Loan Facility	265,000	265,000
2020 Term Loan Facility	537,000	—
6.375% Senior Notes due 2026	300,000	300,000
Finance lease obligations	10,501	9,375
Total	1,112,501	574,375
Net unamortized discounts and issuance costs	(9,118)	(9,709)
Total long-term debt	$1,103,383	$564,666
Current portion of long-term debt	(31,656)	(4,845)
Long-term debt, less current portion	$1,071,727	$559,821

2018 Credit Facility
On February 14, 2020, the Company entered into an amendment to its existing credit facility dated May 9, 2018 (as amended, the “2018 Credit Facility”), which (i) provided for the incurrence of an additional $150 million of revolving commitments under the 2018 Credit Facility, upon consummation of the Merger, (ii) permitted the consummation of the Merger and the incurrence of a senior secured term loan facility (“2020 Term Loan Facility”) in an aggregate amount up to $537 million by legacy ChampionX, and (iii) continued to provide that all obligations under the 2018 Credit Facility continue to be guaranteed by certain of the Company’s wholly-owned U.S. subsidiaries, including upon the consummation of the Merger, certain legacy ChampionX wholly owned U.S. subsidiaries. The weighted average interest rate on borrowings during the period was 3.16%.
2020 Term Loan Facility

On June 3, 2020, legacy ChampionX entered into a term loan facility for $537.0 million (“2020 Term Loan Facility”). Proceeds from the 2020 Term Loan Facility were utilized to fund a cash payment of $527.4 million from legacy ChampionX to Ecolab upon the completion of the Merger. We assumed the 2020 Term Loan Facility upon completion of the Merger, which is fully and unconditionally guaranteed by the Company and certain of its wholly-owned domestic subsidiaries, which also guarantee the obligations under the 2018 Credit Facility. The 2020 Term Loan Facility matures at the earlier of (i) June 3, 2027 or (ii) January 30, 2026 in the event the Company’s senior unsecured notes due May 1, 2026 remain outstanding. Amounts outstanding under the 2020 Term Loan Facility bear interest, at the option of the Company, at a rate equal to (a) LIBOR plus 5.0% for eurocurrency rate loans (to the extent LIBOR is less than 1%, the LIBOR rate will be deemed to be 1%) or (b) the highest of (i) the Federal Funds Rate plus 1/2 of 1%, (ii) the “prime rate” quoted by Bank of America, N.A., (iii) LIBOR plus 1.00% and (iv) 1.00%, plus 4.0%. The 2020 Term Loan Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. The weighted average interest rate on borrowings during the period was 6.18%.

The term loan is subject to mandatory amortization payments of $6.7 million paid quarterly, beginning on September 30, 2020. Any voluntary prepayment of the 2020 Term Loan Facility which occurs prior to June 3, 2022, is subject to a make-whole prepayment premium on the aggregate prepaid principal amount of the 2020 Term Loan Facility.

Senior Notes

ChampionX has senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by certain wholly owned subsidiaries of ChampionX on a joint and several basis. On June 18, 2020, the wholly-owned subsidiaries of legacy ChampionX that guarantee the 2018 Credit Facility and the 2020 Term Loan Facility, delivered a Supplemental Indenture to join as guarantors of the senior notes.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability (including product liability), automobile claims, health care claims, environmental matters and lawsuits. We record liabilities where a contingent loss is probable and can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. In accordance with applicable GAAP, the Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.

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

In connection with the Company’s separation from Dover Corporation (“Dover”) in 2018 (the “Separation”), we entered into agreements with Dover that govern the treatment between Dover and us for certain indemnification matters and litigation responsibility. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and to place financial responsibility for the obligations and liabilities of Dover’s business with Dover. The separation and distribution agreement also establishes procedures for handling claims subject to indemnification and related matters. In addition, pursuant to the tax matters agreement, we have agreed to indemnify Dover and its affiliates against any and all tax-related liabilities incurred by them relating to the Separation and/or certain related transactions to the extent caused by an acquisition of ChampionX stock or assets or by any other action or failure to act undertaken by ChampionX or its affiliates.

Pursuant to the provisions of the tax matters agreement with Dover, we recorded an indemnification liability of $3.4 million as of December 31, 2019, with respect to certain liabilities related to tax audits for the 2012-2016 tax years. We received notification in February 2020 that the tax audits and related assessments were completed, resulting in a final settlement amount of $3.0 million, which was paid in April 2020.

In connection with the Merger, we entered into agreements with Ecolab that govern the treatment between Ecolab and us for certain indemnification matters and litigation responsibility. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and to place financial responsibility for the obligations and liabilities of Ecolab’s business with Ecolab. The separation and distribution agreement also establishes procedures for handling claims subject to indemnification and related matters. In addition, pursuant to the Tax Matters Agreement, we have agreed to indemnify Ecolab and its affiliates for (i) all taxes for which ChampionX is responsible as defined within the Tax Matters Agreement, (ii) all taxes resulting from a breach by ChampionX of any of its representations (but only to the extent relating to a breach occurring after the consummation of the Merger) or any of its covenants under the Tax Matters Agreement, (iii) all taxes resulting from an acquisition after the Merger of any of the stock or assets of ChampionX, other than as a result of the Merger or a repayment of the ChampionX Credit Facilities and (iv) reasonable costs and expenses (including reasonable attorneys’ fees and expenses) related to the foregoing.

As of June 30, 2020 and December 31, 2019, we had $50.3 million and $15.7 million, respectively, of outstanding letters of credit, surety bonds and guarantees which expire at various dates through 2025. These financial instruments are primarily maintained as security for insurance, warranty and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation and Environmental Matters

We are involved in various pending or potential lawsuits, claims and environmental actions that have arisen in the ordinary course of our business. These proceedings primarily involve claims by private parties alleging injury arising out of use of our products, patent infringement, employment matters, and commercial disputes, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and either operating or owned facilities. We review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and accrued to-date, and the availability and extent of insurance coverage. We accrue a liability for legal matters that are probable and can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. We are unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation and unfavorable rulings or developments could occur, and there can be no certainty that the Company may not ultimately incur changes in excess of recorded liabilities. However, we believe the most probable, ultimate resolution of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 8 locations, the majority of which are in the U.S., and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of June 30, 2020 environmental liability accruals related to these locations were $9.0 million.

Prior to the Separation, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma ("Norris"). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality ("ODEQ"). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. Now that we have such recommendations, we have begun discussions with ODEQ regarding our proposed long-term remediation plan. The plan is subject to ODEQ’s review, input, and approval. Because we have not yet finalized a plan for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated, however, there have been no changes to our estimated liability as of June 30, 2020.

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP plc, under the authorization of the responding federal agencies, formally requested certain entities that are now subsidiaries of ChampionX as a result of the Merger (collectively the “COREXIT Defendants”) to supply large quantities of COREXIT™ 9500, an oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. The COREXIT Defendants responded immediately by providing available COREXIT™ and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government throughout the incident. Prior to the incident, the COREXIT Defendants had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform. On July 15, 2010, BP announced that it had capped the leaking well, and the application of dispersants by the responding parties ceased shortly thereafter.

On May 1, 2010, the President of the United States appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. The EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by the COREXIT Defendants, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” The COREXIT Defendants cooperated with this testing process and continued to supply COREXIT™, as requested by BP and government authorities. The use of dispersants by the responding parties was one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill.

In connection with its provision of COREXIT™, the COREXIT Defendants have been named in several lawsuits as described below.

Cases arising out of the Deepwater Horizon accident were administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana (the “Court”) with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (“MDL 2179”). The COREXIT Defendants were named, along with other unaffiliated defendants, in six putative class action complaints related to the Deepwater Horizon oil spill and 21 complaints filed by individuals. Those complaints were consolidated in MDL 2179. The complaints generally allege, among other things, strict liability and negligence relating to the use of COREXIT™ dispersant in connection with the Deepwater Horizon oil spill.

Pursuant to orders issued by the Court in MDL 2179, the claims were consolidated in several master complaints, including one naming the COREXIT Defendants and others that responded to the Deepwater Horizon oil spill (known as the “B3 Master Complaint”). On May 18, 2012, the COREXIT Defendants filed a motion for summary judgment against the claims in the B3 Master Complaint, on the grounds that: (i) the plaintiffs’ claims are preempted by the comprehensive oil spill response scheme set forth in the Clean Water Act and National Oil and Hazardous Substances Pollution Contingency Plan (the “National Contingency Plan”); and (ii) the COREXIT Defendants are entitled to derivative immunity from suit. On November 28, 2012, the Court granted the COREXIT Defendants’ motion and dismissed with prejudice the claims in the B3 Master Complaint asserted against the COREXIT Defendants. The Court held that such claims were preempted by the Clean Water Act and National Contingency Plan. Because claims in the B3 Master Complaint remained pending against other defendants, the Court’s decision was not a “final judgment” for purposes of appeal. Under Federal Rule of Appellate Procedure 4(a), plaintiffs will have 30 days after entry of final judgment to appeal the Court’s decision.

The COREXIT Defendants, the incident defendants and the other responder defendants have been named as first party defendants by Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against the COREXIT Defendants and other unaffiliated cross defendants. The Cross Claimants generally allege, among other things, that if they are found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, they are entitled to indemnity or contribution from the cross defendants.

In April and June 2011, in support of its defense of the claims against it, the COREXIT Defendants filed counterclaims against the Cross Claimants. In its counterclaims, the COREXIT Defendants generally allege that if they are found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, they are entitled to contribution or indemnity from the Cross Claimants.

In May 2016, the COREXIT Defendants were named in nine additional complaints filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill (“B1” claims). In April 2017, the COREXIT Defendants were named in two additional complaints filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill. The plaintiffs in these lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs. These actions have been consolidated in MDL 2179.

On February 22, 2017, the Court dismissed the B3 Master Complaint and ordered that plaintiffs who had previously filed a claim that fell within the scope of the B3 Master Complaint and who had “opted out” of and not released their claims under the Medical Benefits Class Action Settlement either: (1) complete a sworn statement indicating, among other things, that they opted out of the Medical Benefits Class Action Settlement (to be completed by plaintiffs who previously filed an individual complaint); or (2) file an individual lawsuit attaching the sworn statement as an exhibit, by a deadline date set by the Court.

On July 10, 2018, the Court entered an order dismissing the “B1” claims against the COREXIT Defendants. In light of the Court’s orders dismissing various B3 and “B1” claims in their entirety, for most plaintiffs the Court’s November 28, 2012 grant of summary judgment for the COREXIT Defendants is now final and the deadline to appeal has passed. On October 23, 2018, a plaintiff filed a new B3 complaint against the COREXIT Defendants and other unaffiliated defendants generally alleging, among other things, negligence and gross negligence related to the use of COREXIT™ dispersant in connection with the Deepwater Horizon oil spill. The complaint was consolidated in MDL 2179. There currently remain three cases pending against the COREXIT Defendants relating to the Deepwater Horizon oil spill, all of which are expected to ultimately be dismissed pursuant to the Court’s November 28, 2012 order granting the COREXIT Defendants’ motion for summary judgment.

The Company believes the claims asserted against the COREXIT Defendants are without merit and intends to defend these lawsuits vigorously. The Company also believes that it has rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement it might have in these matters in the future, or the potential for future litigation.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2018	$(36,146)	$(6,760)	$—	$(42,906)
Other comprehensive income (loss) before reclassifications, net of tax	1,090	(323)	—	767
Reclassification adjustment for net losses included in net income, net of tax	—	422	—	422
Other comprehensive income, net of tax	1,090	99	—	1,189
March 31, 2019	$(35,056)	$(6,661)	$—	$(41,717)
Other comprehensive income (loss) before reclassifications, net of tax	974	—	—	974
Reclassification adjustment for net losses included in net income, net of tax	—	68	—	68
Other comprehensive income (loss), net of tax	974	68	—	1,042
June 30, 2019	$(34,082)	$(6,593)	$—	$(40,675)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2019	$(35,210)	$(8,827)	$—	$(44,037)
Other comprehensive loss before reclassifications, net of tax	(11,052)	—	—	(11,052)
Reclassification adjustment for net losses included in net income, net of tax	—	99	—	99
Other comprehensive income (loss), net of tax	(11,052)	99	—	(10,953)
March 31, 2020	$(46,262)	$(8,728)	$—	$(54,990)
Other comprehensive income before reclassifications, net of tax	5,703	—	653	6,356
Reclassification adjustment for net losses included in net income, net of tax	—	99	—	99
Other comprehensive income, net of tax	5,703	99	653	6,455
June 30, 2020	$(40,559)	$(8,629)	$653	$(48,535)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income (loss) related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items on the condensed consolidated statements of income (loss)
(in thousands)	2020	2019	2020	2019
Pensions and other post-retirement benefits:
Amortization of actuarial loss and other	$132	$92	$264	$183	Other (income) expense, net
Settlement loss	—	—	—	486	Other (income) expense, net
Total before tax	132	92	264	669	Income (loss) before income taxes
Tax benefit	(33)	(24)	(66)	(179)	Provision for (benefit from) income taxes
Net of tax	$99	$68	$198	$490	Net income (loss)

NOTE 9 — EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income (loss) attributable to ChampionX	$(109,645)	$22,937	$(743,373)	$42,593

Weighted-average number of shares outstanding	115,149	77,425	96,313	77,394
Dilutive effect of stock-based compensation	—	207	—	242
Total shares and dilutive securities	115,149	77,632	96,313	77,636

Basic earnings (loss) per share attributable to ChampionX	$(0.95)	$0.30	$(7.72)	$0.55
Diluted earnings (loss) per share attributable to ChampionX	$(0.95)	$0.30	$(7.72)	$0.55

For all periods presented, the computation of diluted earnings (losses) per share excludes awards with an anti-dilutive impact. For periods in which we experience a net loss from continuing operations, all potential common shares have been excluded from the calculation of weighted-average shares outstanding, because inclusion would be anti-dilutive. The average number of awards excluded from diluted earnings (loss) per share that would potentially dilute earnings per share in the future were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Potentially dilutive securities excluded as anti-dilutive	976	422	770	348

NOTE 10—REVENUE

Our revenue is generated primarily from product sales. Service revenue is generated from providing services to our customers. These services include laboratory and logistics services, chemical management services, troubleshooting, reporting, water treatment services, technical advisory assistance and field services. Lease revenue is derived from rental income of leased production equipment and is recognized ratably over the lease term. We do not track cost of goods sold separately for all of our revenue streams.

Within our Production & Automation Technologies and Drilling Technologies segments, substantially all of our performance obligations are recognized at a point in time and are primarily related to our product revenue derived from the sale of drilling and production equipment. Revenue is recognized when control transfers to the customer upon shipment or completion of installation, testing, or certification as required under the contract. Within our Production Chemical Technologies and Reservoir Chemical Technologies segments, revenue recognized from the sale of products and equipment is recognized at the point in time when the obligations in the contract with the customer are satisfied, which generally occurs with the transfer of the product or delivery of the equipment.

Disaggregation of Revenue

Revenue disaggregated by revenue type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Production Chemical Technologies:
Product revenue	$119,467	$—	$119,467	$—
Service revenue	16,232	—	16,232	—
Lease and other revenue	303	—	303	—
Total Production Chemical Technologies revenue	$136,002	$—	$136,002	$—
Production & Automation Technologies:
Product revenue	$82,350	$199,330	$250,873	$387,747
Service revenue	19,497	24,052	44,388	47,863
Lease and other revenue	12,894	12,437	24,959	23,168
Total Production & Automation Technologies revenue	$114,741	$235,819	$320,220	$458,778
Drilling Technologies
Product revenue	$20,948	$70,340	$76,870	$147,875
Service revenue	—	11	33	11
Total Drilling Technologies revenue	$20,948	$70,351	$76,903	$147,886
Reservoir Chemical Technologies:
Product revenue	$9,239	$—	$9,239	$—
Service revenue	67	—	67	—
Total Reservoir Chemical Technologies revenue	$9,306	$—	$9,306	$—
Corporate and other: (1)
Product revenue	$16,867	$—	$16,867	$—
Service revenue	1,050	—	1,050	—
Total Corporate and other revenue	$17,917	$—	$17,917	$—
Total Revenue:
Product revenue	$248,871	$269,670	$473,316	$535,622
Service revenue	36,846	24,063	61,770	47,874
Lease and other revenue	13,197	12,437	25,262	23,168
Total revenue	$298,914	$306,170	$560,348	$606,664
_______________________

(1) Revenue generated from the Cross Supply and Product Transfer Agreement with Ecolab is recorded to Corporate. See Note 2—Merger Transaction for additional information on this arrangement.

Revenue disaggregated by geography was as follows:

	Three Months Ended June 30, 2020
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$41,753	$83,153	$13,894	$4,275	$11,932	155,007
Canada	15,961	3,998	443	131	62	20,595
Middle East	28,148	10,262	82	2,887	2,436	43,815
Europe	17,144	1,318	1,904	273	1,227	21,866
Australia	1,884	12,313	23	11	—	14,231
Latin America	25,035	3,154	—	488	490	29,167
Asia-Pacific	3,692	1,295	4,170	273	1,770	11,200
Other	2,385	(752)	432	968	—	3,033
Total revenue	$136,002	$114,741	$20,948	$9,306	$17,917	$298,914

	Six Months Ended June 30, 2020
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$41,753	$237,581	$54,834	$4,275	$11,932	350,375
Canada	15,961	17,122	5,271	131	62	38,547
Middle East	28,148	22,166	540	2,887	2,436	56,177
Europe	17,144	7,658	7,595	273	1,227	33,897
Australia	1,884	21,535	69	11	—	23,499
Latin America	25,035	10,714	22	488	490	36,749
Asia-Pacific	3,692	3,272	7,678	273	1,770	16,685
Other	2,385	172	894	968	—	4,419
Total revenue	$136,002	$320,220	$76,903	$9,306	$17,917	$560,348

	Three Months Ended June 30, 2019
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$—	$182,592	$54,461	$—	$—	$237,053
Canada	—	11,800	4,071	—	—	15,871
Middle East	—	14,016	423	—	—	14,439
Europe	—	5,069	8,022	—	—	13,091
Australia	—	8,025	—	—	—	8,025
Latin America	—	9,383	(5)	—	—	9,378
Asia-Pacific	—	4,679	3,188	—	—	7,867
Other	—	255	191	—	—	446
Total revenue	$—	$235,819	$70,351	$—	$—	$306,170

	Six Months Ended June 30, 2019
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$—	$358,235	$110,176	$—	$—	$468,411
Canada	—	25,701	9,085	—	—	34,786
Middle East	—	27,410	633	—	—	28,043
Europe	—	9,854	20,196	—	—	30,050
Australia	—	14,007	—	—	—	14,007
Latin America	—	17,101	—	—	—	17,101
Asia-Pacific	—	6,068	7,343	—	—	13,411
Other	—	402	453	—	—	855
Total revenue	$—	$458,778	$147,886	$—	$—	$606,664

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Contract assets	$6	$285
Contract liabilities - current	16,369	6,148

NOTE 11—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges as classified in our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Segment restructuring charges:
Production & Automation Technologies	$8,334	$660	$9,005	$1,070
Drilling Technologies	3,426	—	5,521	—
Corporate	368	—	368	—
Total	$12,128	$660	$14,894	$1,070

Statements of Income (Loss) classification:
Cost of goods and services	$8,707	$319	$10,746	$398
Selling, general and administrative expense	3,421	341	4,148	672
Total	$12,128	$660	$14,894	$1,070

Restructuring and other related charges during the three and six months ended June 30, 2020 included the following programs, which were substantially completed at the end of the period:

Production & Automation Technologies. Production & Automation Technologies incurred restructuring charges of $8.3 million and $9.0 million during the three and six months ended June 30, 2020, respectively, related to various programs, primarily focused on facility closures and consolidations, exit of certain nonstrategic product lines, and workforce reductions.

Drilling Technologies. Drilling Technologies incurred restructuring charges of $3.4 million and $5.5 million during the three and six months ended June 30, 2020, respectively, primarily due to costs associated with employee severance and related benefits as a result of workforce reductions and facility closures to better align the cost base with the significantly lower demand environment.

The following table details our restructuring accrual activities during the six months ended June 30, 2020:

(in thousands)	Restructuring Accrual Balance
December 31, 2019	$130
Restructuring charges	7,543
Payments	(9,233)
Liabilities assumed in the Merger	4,843
Other, including foreign currency translation	(7)
June 30, 2020	$3,276

Our liability balance for restructuring and other related charges at June 30, 2020, reflects employee severance and related benefits initiated during the period as well as liabilities assumed in the Merger. Additional programs may be initiated during 2020 with related restructuring charges.

NOTE 12—EQUITY AND CASH INCENTIVE PROGRAMS

Stock-based compensation expense is reported within “Selling, general and administrative expense” in the condensed consolidated statements of income (loss). Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Stock-based compensation expense	$5,433	$2,736	$7,862	$5,021
Tax benefit	(1,203)	(668)	(1,802)	(1,226)
Stock-based compensation expense, net of tax	$4,230	$2,068	$6,060	$3,795

A summary of activity relating to our share-based awards for the six months ended June 30, 2020, was as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units	Non-Qualified Stock Options
Outstanding at January 1, 2020	422,361	174,726	440,048	—
Granted	—	121,261	544,119	—
Replacement awards (1)	—	—	2,357,733	7,324,853
Forfeited	(7,030)	(5,011)	(23,046)	—
Exercised / vested	—	—	(156,911)	—
Outstanding at June 30, 2020	415,331	290,976	3,161,943	7,324,853
_______________________
(1) In connection with the Merger, the Company entered into the Employee Matters Agreement dated December 18, 2019, which provided the terms in which certain Ecolab share-based awards held by legacy ChampionX employees were replaced with share-based awards of the Company on the merger date. The fair value of the replacement awards has been allocated between each employee’s pre-combination and post-combination services. Amounts allocated to pre-combination services have been included as consideration transferred as part of the Merger. See Note 2—Merger Transaction for a summary of consideration transferred. Compensation costs of $15.8 million allocated to post-combination services will be recorded as stock-based compensation expense over each employees’ remaining service period.

NOTE 13—FAIR VALUE MEASUREMENTS

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. The hierarchy is broken down into three levels:

Level 1- Inputs are quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2- Inputs include observable inputs other than quoted prices in active markets.

Level 3- Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

	June 30, 2020
	Carrying Amount	Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,334	$—	$1,334	$—

Liabilities
Foreign currency forward contracts	$1,414	$—	$1,414	$—

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and is classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. See Note 14—Derivatives And Hedging Transactions for further discussion of gross versus net presentation of the Company's derivatives.

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value due to their short-term nature.

The fair value of our senior notes is based on Level 1 quoted market prices. The fair value of our term loan facilities are based on Level 2 quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Term Loan Facility	$265,000	$253,904	$265,000	$266,161
2020 Term Loan Facility	$537,000	$528,274	$—	$—
6.375% Senior Notes due 2026	$300,000	$279,396	$300,000	$316,710

We consider the inputs for our long-lived asset and goodwill impairment calculations to be Level 3 inputs in the fair value hierarchy. See Note 5—Goodwill And Intangible Assets for further information.

NOTE 14—DERIVATIVES AND HEDGING TRANSACTIONS

The Company uses foreign currency forward contracts to manage risks associated with foreign currency exchange rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. Derivative contracts are recorded as assets and liabilities on the balance sheet at fair value. We evaluate hedge effectiveness at contract inception and thereafter on a quarterly basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Changes in fair value attributable to changes in spot exchange rates for derivative contracts that have been designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) and reclassified into earnings in the same period the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged item. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships.

The Company is exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts. We monitor our exposure to credit risk by using major global banks and financial institutions as counterparties and monitoring their financial condition and credit profile. The Company does not anticipate nonperformance by any of these counterparties, and therefore, recording a valuation allowance against the Company’s derivative balance is not considered necessary.

Derivative Positions Summary

Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to settle with the same counterparties. These arrangements generally do not call for collateral and as of the applicable dates presented in the following table, no cash collateral had been received or pledged related to the underlying derivatives. We have elected to present our derivative balances on a gross basis on the condensed consolidated balance sheet.

The following table summarizes the gross fair value of the Company’s outstanding derivatives and the lines in which they are presented on the condensed consolidated balance sheet. We did not have outstanding derivatives at December 31, 2019:

	June 30, 2020
(in thousands)	Derivative Assets	Derivative Liabilities
Prepaid expenses and other current assets	$1,334	$—
Accrued expenses and other current liabilities	—	1,414
	$1,334	$1,414

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	June 30, 2020	December 31, 2019
Notional value of foreign currency forward contracts	$345,738	$—

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, primarily related to inventory purchases. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts attributable to changes in spot exchange rates are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the condensed consolidated statements of income (loss) as the underlying exposure being hedged. The forward points are marked-to-market monthly and recognized in the same line item in the condensed consolidated statement of income as the underlying exposure being hedged.

Derivatives Not Designated as Hedging Instruments

The Company also uses foreign currency forward contracts to offset its exposure to the change in value of certain foreign currency denominated assets and liabilities, primarily receivables and payables, which are remeasured at the end of each period. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Therefore, changes in the value of these derivatives are recognized immediately in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities.

Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Loss reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$15	$—	$15	$—
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	711	—	711	—
Total loss of derivative instruments	$726	$—	$726	$—

NOTE 15 — SEGMENT INFORMATION

Upon completion of the Merger, the Company re-evaluated its reporting segments. Our determination of reporting segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our chief operating decision maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. In addition to our strategic priorities, segment reporting is also based on differences in the products and services we provide. As a result, we added two new reportable segments - Production Chemical Technologies and Reservoir Chemical Technologies. The legacy Apergy reportable segments remain unchanged.

Our reporting segments are:

•
Production Chemical Technologies—provides oil and natural gas production and midstream markets with solutions to manage and control corrosion, oil and water separation, flow assurance, sour gas treatment and a host of water-related issues.

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

•
Reservoir Chemical Technologies—manufactures specialty products that support well stimulation, construction (including drilling and cementing) and remediation needs in the oil and natural gas industry.

Business activities that do not meet the criteria of an operating segment have been combined into Corporate and Other. Corporate and Other includes (i) corporate and overhead expenses, and (ii) revenue and costs for activities that are not operating segments.

Segment revenue and segment operating profit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Segment revenue:
Production Chemical Technologies	$136,002	$—	$136,002	$—
Production & Automation Technologies	114,741	235,819	320,220	458,778
Drilling Technologies	20,948	70,351	76,903	147,886
Reservoir Chemical Technologies	9,306	—	9,306	—
Corporate and other (1)	17,917	—	17,917	—
Total revenue	$298,914	$306,170	$560,348	$606,664

Segment operating profit:
Production Chemical Technologies	$9,922	$—	$9,922	$—
Production & Automation Technologies	(37,168)	19,868	(685,759)	32,932
Drilling Technologies	(3,811)	24,251	7,548	51,057
Reservoir Chemical Technologies	(2,811)	—	(2,811)	—
Total segment operating profit	(33,868)	44,119	(671,100)	83,989
Corporate and other (1)	64,871	4,722	79,061	8,558
Interest expense, net	11,262	10,109	20,301	20,636
Income before income taxes	$(110,001)	$29,288	$(770,462)	$54,795
_______________________

(1)
Corporate and other includes costs not directly attributable or allocated to our reporting segments such as corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest. Additionally, the sales and expenses related to the Cross Supply Agreement with Ecolab are included within Corporate and other. See Note 2—Merger Transaction for further information.

Legacy ChampionX has an integrated supply chain function that serves the Production Chemical Technologies and Reservoir Chemical Technologies reportable segments. As such, asset information for these reportable segments has not been provided and is not available, since the Company does not produce or utilize such information.

NOTE 16—CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Non-cash information:
Finance lease additions	$3,111	$3,018

Lease program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our lease program. During the six months ended June 30, 2020 and June 30, 2019, we transferred $12.4 million and $40.4 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

Expenditures for assets that are placed into our lease asset program expected to be recovered through sale are reported in "Leased assets" in the operating section of our condensed consolidated statements of cash flows.  All other capitalizable expenditures for assets that are placed into our lease asset program are classified as “Capital expenditures” in the investing section of our condensed consolidated statements of cash flows. During the six months ended June 30, 2020 and 2019, such expenditures were estimated to be $8.4 million and $11.2 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is our analysis of our financial performance, financial condition and significant trends that may affect our future performance. It should be read in conjunction with the condensed consolidated financial statements, and notes thereto, included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to ChampionX’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words “believe,” “anticipate,” “expect,” “may,” “intend,” “foresee,” “guidance,” “estimate,” “potential,” “outlook,” “plan,” “should,” “would,” “could,” “target,” “forecast” and similar expressions, including the negative thereof. We undertake no obligation to publicly update, revise or correct any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required under the federal securities laws.
Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.”

EXECUTIVE OVERVIEW AND BUSINESS OUTLOOK

ChampionX is a global leader in chemistry solutions and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely and efficiently around the world. ChampionX’s products provide efficient functioning throughout the lifecycle of a well with a focus on the production phase of wells. Our Production Chemical Technologies segment provides chemistry solutions to maximize production from flowing oil and gas wells, and our Reservoir Chemical Technologies segment provides chemistry solutions used in drilling and completion activities. ChampionX’s Production & Automation Technologies offerings consist of artificial lift equipment and solutions, including rod pumping systems, electric submersible pump systems, progressive cavity pumps and drive systems and plunger lifts, as well as a full automation and digital offering consisting of equipment and software for Industrial Internet of Things (“IIoT”) solutions for downhole monitoring, wellsite productivity enhancement, and asset integrity management. ChampionX’s Drilling Technologies offering provides market leading polycrystalline diamond cutters and bearings that result in cost effective and efficient drilling.

On June 3, 2020, the Company and Ecolab completed a Reverse Morris Trust transaction in which Ecolab transferred their upstream energy business to legacy ChampionX and, thereafter, distributed all of the shares of legacy ChampionX common stock to certain Ecolab stockholders. Immediately following the Distribution, a wholly owned subsidiary of the Company merged with and into legacy ChampionX, with legacy ChampionX continuing as the surviving company in the Merger and as a wholly owned subsidiary of the Company. The Merger constitutes a business combination, with the Company (formerly known as Apergy) treated as the accounting acquirer and legacy ChampionX treated as the acquired company for accounting purposes. In association with the completion of the Merger, the Company has changed its name from Apergy Corporation to ChampionX Corporation, and common shares began trading on the New York Stock Exchange under the symbol "CHX". See Note 2—Merger to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information.

In connection with the Merger, we reorganized our reportable segments. As a result, we have identified two new reportable segments, Production Chemical Technologies and Reservoir Chemical Technologies, which include the results of operations of legacy ChampionX. The legacy Apergy reportable segments remain unchanged. The results of operations of legacy ChampionX have been reflected in our accompanying condensed consolidated financial statements from the closing date of the Merger through June 30, 2020. Results for the periods prior to June 3, 2020 reflect the financial and operating results of Apergy and do not include the financial and operating results of legacy ChampionX. As such, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods.

Basis of Presentation

We revised our previously issued financial statements for the three and six months ended June 30, 2019, for the correction of immaterial errors. Refer to Note 1—Basis of Presentation to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Market Conditions and Outlook

During the first half of 2020, certain unprecedented events caused the rapid decline of oil prices. Decisions by the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations resulted in an oversupply of crude oil. Compounding this situation, demand for oil and gas commodities declined significantly as the world was impacted by the novel coronavirus (“COVID-19”) outbreak, which resulted in a sharp decline in crude oil prices. In response to the significant reduction in oil prices, customer spending associated with drilling and exploration and production (E&P) activity deteriorated at a rapid pace due to reduced drilling activities, lower budgeted capital and operating expenditures and cost cutting initiatives.

Although oil prices have begun to rebound during the latter part of the second quarter, we expect market conditions to remain challenging throughout 2020, and potentially longer, as we believe it will take time for global oil demand to recover from the COVID-19 pandemic and for oil supplies to return to normal levels. From a geographic perspective, we expect North American markets, including the Permian Basin, to be the most challenging due to the significant amount of announced E&P capital expenditure reductions. We expect international markets to be more resilient, particularly in Australia and the Middle East, as the need for artificial lift in those regions is increasing and the international sales cycle is longer than the North American cycle.

Average crude oil and natural gas prices, rig counts and aggregate well completions are summarized below:

	2019					2020
	Q1	Q2	Q3	Q4	FY	Q1	Q2	YTD
WTI Crude (per bbl) (a)	54.82	59.88	56.34	56.86	56.99	45.59	27.96	36.78
Brent Crude (per bbl) (a)	63.10	60.56	61.95	63.27	62.22	50.26	29.46	39.86
Henry Hub Natural Gas (per mmBtu) (a)	2.92	2.57	2.38	2.40	2.56	1.91	1.70	1.81

U.S. Rig Count (b)	1,043	989	920	820	941	785	392	589
Canada Rig Count (b)	183	82	132	139	134	196	25	111
International Rig Count (b)	1,030	1,051	1,059	1,056	1,049	1,074	834	954
Worldwide Rig Count	2,256	2,122	2,111	2,015	2,124	2,055	1,251	1,654

Aggregate U.S. Well Completions (a)	3,814	4,161	4,193	3,639	15,807	3,289	1,475	4,764
_______________________
(a) Source: U.S. Energy Information Administration (EIA), as of July 15, 2020.
(b) Source: Baker Hughes Rig Count, as of July 15, 2020. Ukraine rig count initially reported in May 2019.

Response to the COVID-19 Pandemic

In response to impacts of the COVID-19 pandemic, we implemented a set of immediate actions to reduce operating costs and capital spending. These actions, which we began implementing during the second quarter and will continue during the third quarter of 2020, are expected to generate annualized operating cost savings of $135 million and include:

•	reduction in total ChampionX headcount;

•	company-wide salary reductions, including steeper reductions for executive management and the highest reduction for our chief executive officer; and

•	facility rationalization and elimination of non-essential expenses.

Additionally, we are significantly reducing capital expenditures by $50 million as compared to spending in 2019 within the legacy Apergy businesses, including ESP leased assets within our Production & Automation Technologies segment, and in our Production Chemical Technologies and Reservoir Chemical Technologies segments by another $24 million despite significant investment required to support the information technology infrastructure separation from Ecolab. We are continuing to monitor market developments and will take additional restructuring actions should further declines in oilfield service activities occur.

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

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of our critical accounting estimates, together with the following additional critical accounting estimate:

Determination of Fair Value in Business Combinations

Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, management uses all available information. If necessary, we have up to one year after the acquisition closing date to finalize these fair value determinations under the applicable GAAP. For tangible and identifiable intangible assets acquired in a business combination, the determination of fair value utilizes several valuation methodologies including discounted cash flows which has assumptions with respect to the timing and amount of future revenue and expenses associated with an asset. The assumptions made in performing these valuations include, but are not limited to, discount rates, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants. Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$298,914	$306,170	(7,256)	(2.4)
Cost of goods and services	266,684	197,410	69,274	35.1
Gross profit	32,230	108,760	(76,530)	(70.4)
Selling, general and administrative expense	130,657	66,687	63,970	95.9
Interest expense, net	11,262	10,109	1,153	11.4
Other (income) expense, net	312	2,676	(2,364)	*
Income (loss) before income taxes	(110,001)	29,288	(139,289)	*
Provision for (benefit from) income taxes	(954)	6,280	(7,234)	*
Net income (loss)	(109,047)	23,008	(132,055)	*
Net income attributable to noncontrolling interest	598	71	527	*
Net income (loss) attributable to ChampionX	$(109,645)	$22,937	(132,582)	*

Gross profit margin	10.8%	35.5%		(2470) bps.
SG&A expense, percent of revenue	43.7%	21.8%		2190 bps.
Effective tax rate	0.9%	21.4%		(2050) bps.
_______________________

*	Not meaningful

Revenue. Revenue decreased $7.3 million, or 2.4%, in the second quarter of 2020 compared to prior year driven by a decrease in revenue of $49.4 million in our Drilling Technologies segment primarily due to a steep decline in U.S. land-based rig count and drilling activity in the first quarter of 2020. Additionally, there was a $121.1 million decrease in revenue in our Production & Automation Technologies segment driven by a decline in drilling and completion activities and related reduced customer spending in North America and internationally, which affected our artificial lift, digital products, and other production equipment offerings. These decreases in Drilling Technologies and Production & Automation Technologies were partially offset by the incremental revenues associated with the Merger of legacy ChampionX of $163.2 million.

Gross profit. Gross profit decreased $76.5 million, or 70.4%, in the second quarter of 2020 compared to the prior year mainly due to lower sales volume at both Production & Automation Technologies and Drilling Technologies, and an increase in depreciation expense of $22.8 million primarily due to a change in salvage value estimate for certain of our leased assets, and depreciation expense incurred on assets acquired related to the Merger. The decrease in gross profit in Drilling Technologies and Production & Automation Technologies is partially offset with gross profit of $26.9 million generated by legacy ChampionX subsequent to the acquisition date.

Selling, general and administrative expense. Selling, general and administrative expense increased $64.0 million, or 95.9%, in the second quarter of 2020 compared to the prior year primarily due to acquisition and integration costs of $58.5 million associated with the merger with legacy ChampionX. The increase also includes $24.7 million of selling, general and administrative expense generated by legacy ChampionX subsequent to the acquisition date. The increase in selling, general, and administrative expense was partially offset by cost savings resulting from restructuring actions taken in the second half of 2019.

Interest expense, net. Interest expense, net increased $1.2 million in the second quarter of 2020 compared to prior year primarily due to a draw on our revolving credit facility during the quarter in addition to incremental interest expense related to the term loan assumed as part of the Merger.

Provision for (benefit from) income taxes. Our provision for (benefit from) income taxes reflected effective tax rates of 0.9% and 21.4%, in the second quarter of 2020 and 2019, respectively. The effective tax rate was impacted by the effects of valuation allowances in loss jurisdictions and foreign branch earnings.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$560,348	$606,664	(46,316)	(7.6)
Cost of goods and services	445,779	394,893	50,886	12.9
Gross profit	114,569	211,771	(97,202)	(45.9)
Selling, general and administrative expense	208,800	130,816	77,984	59.6
Goodwill impairment	616,271	—	616,271	*
Long-lived asset impairment	40,980	1,746	39,234	*
Interest expense, net	20,301	20,636	(335)	(1.6)
Other (income) expense, net	(1,321)	3,778	(5,099)	(135.0)
Income (loss) before income taxes	(770,462)	54,795	(825,257)	(1,506.1)
Provision for (benefit from) income taxes	(27,960)	11,849	(39,809)	(336.0)
Net income (loss)	(742,502)	42,946	(785,448)	(1,828.9)
Net income attributable to noncontrolling interest	871	353	518	*
Net income (loss) attributable to ChampionX	$(743,373)	$42,593	(785,966)	(1,845.3)

Gross profit margin	20.4%	34.9%		-1450 bps.
SG&A expense, percent of revenue	37.3%	21.6%		1570 pts.
Effective tax rate	3.6%	21.6%		(1800) pts.
_______________________
* Not meaningful

Revenue. Revenue for the first six months of 2020 decreased $46.3 million, or 7.6%, year-over-year. Drilling Technologies revenue decreased $71.0 million year-over-year due to lower volumes and pricing pressure. Production & Automation Technologies revenue decreased $138.6 million year-over-year, driven by lower volumes in North America and internationally, and the disposition of our pressure vessel manufacturing business in the second quarter of 2019. The decreases in Drilling Technologies and Production & Automation Technologies were partially offset by the incremental revenues associated with the Merger of legacy ChampionX of $163.2 million.

Gross profit. Gross profit for the first six months of 2020 decreased $97.2 million, or 45.9%, year-over year, reflecting lower sales volumes in our Production and Automation Technologies and Drilling Technologies segment, and an increase in depreciation expense of $22.8 million, primarily due to a change in salvage value estimate for certain of our leased assets and depreciation expense incurred on assets acquired related to the Merger. The decrease in gross profit in Drilling Technologies and Production & Automation Technologies is partially offset with gross profit of $26.9 million generated by legacy ChampionX subsequent to the acquisition date.

Selling, general and administrative expense. Selling, general and administrative expense for the first six months of 2020 increased $78.0 million, or 59.6%, year-over-year, primarily due to acquisition and integration costs of $69.6 million related to the Merger, an increase of $10.9 million for restructuring charges, and $4.3 million for professional fees incurred related to material weakness remediation. The increase also includes $24.7 million of selling, general and administrative expense generated by legacy ChampionX subsequent to the acquisition date. The increase in selling, general, and administrative expense was partially offset by cost savings from restructuring actions taken in the second half of 2019.

Interest expense, net. Interest expense, net in the first six months of 2020 decreased $0.3 million year-over-year due to the repayment of $55 million of the Company’s term loan subsequent to June 30, 2019, partially offset by an increase in interest expense due to a draw on our revolving credit facility during the quarter as well as incremental interest expense related to the term loan assumed as part of the Merger.

Provision for (benefit from) income taxes. The effective tax rates for the first six months of 2020 and 2019 were 3.6% and 21.6% respectively. The tax benefit recognized during 2020 reflects the loss before income taxes, largely due to goodwill and intangible asset impairment charges recorded during the first quarter. The effective tax rate was primarily impacted by the tax effects of impairment of non-taxable goodwill of $560.1 million, recognized as a discrete item. Other items impacting the rate include the effects of valuation allowances in loss jurisdictions and foreign branch earnings.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Production Chemical Technologies

(dollars in thousands)	For the period June 3, 2020 through June 30, 2020(1)
Revenue	$136,002
Operating profit	9,922
Operating profit margin	7.3%

Depreciation and amortization	$6,957
_______________________
(1) The results of operations of the Production Chemical Technologies segment have been reflected in the table above from the closing date of the Merger through June 30, 2020.

Revenue. Production Chemical Technologies revenue is primarily generated from providing E&P and other customers in the oil and natural gas production and midstream markets with solutions to manage and control corrosion, oil and water separation, flow assurance, sour gas treatment and a host of water-related issues. Revenue was $136.0 million for the period. Deteriorating market conditions during the second quarter of 2020 have significantly impacted customer demand; however, as Production Chemical Technologies mostly supports existing production, sales are somewhat less sensitive to changes in customers’ capital and operating expenditure budgets related to the exploration for and development of new oil and natural gas reserves, which are more directly affected by trends in oil and natural gas prices.

Operating profit. Production Chemical Technologies generated operating profit of $9.9 million subsequent to the completion of the Merger, which includes depreciation and amortization expense of $7.0 million and an increase to cost of goods sold related to the step-up of inventory as part of the purchase price allocation of $5.5 million.

 Production & Automation Technologies

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$114,741	$235,819	(121,078)	(51.3)
Operating profit	(37,168)	19,868	(57,036)	(287.1)
Operating profit margin	(32.4)%	8.4%		(4080) bps.

Depreciation and amortization	$41,535	$27,697	13,838	50.0
Restructuring and other related charges	8,334	3,135	5,199	165.8
______________________

*	Not meaningful

Revenue. Production & Automation Technologies revenue decreased $121.1 million, or 51.3%, as compared to the prior year, primarily due a decline in customer spending as a result of deteriorating market conditions during the second quarter of 2020. The decline in customer spending led to lower volumes and associated lower revenue in our artificial lift, digital products and other production equipment offerings in North America and international markets.

Operating profit. Production & Automation Technologies operating profit decreased $57.0 million in the second quarter of 2020 compared to the prior year primarily due to lower sales volume, an increase in depreciation expense of $13.8 million primarily attributed to a change in salvage value estimate for certain of our leased assets, and increased restructuring and other related charges of $5.2 million primarily due to restructuring activities initiated during 2020 to better align the segment’s cost base with the significantly lower demand environment.

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$320,220	$458,778	(138,558)	(30.2)
Operating profit	(685,759)	32,932	(718,691)	(2,182.3)
Operating profit margin	(214.2)%	7.2%		(22140) bps.

Depreciation and amortization	$69,107	$54,981	14,126	25.7
Goodwill impairment	616,271	—	616,271	*
Long Lived Asset Impairment	40,980	1,746	39,234	*
Restructuring and other related charges **	9,005	4,031	4,974	123.4
_______________________

*	Not meaningful
** Includes a $2.5 million loss on disposal during the six months ended June 30, 2019, related to our pressure vessel manufacturing business.

Revenue. Production & Automation Technologies revenue for the six months of 2020 decreased $138.6 million, or 30.2%, year-over-year, driven by lower volumes in North America and internationally due to deteriorating market conditions during the first half of 2020, and the disposition of our pressure vessel manufacturing business in the second quarter of 2019.

Operating profit. Production & Automation Technologies operating profit decreased $718.7 million year-over-year driven by goodwill and long-lived asset impairment charges of $616.3 million and $41.0 million, respectively, in the first quarter of 2020. Excluding impairment charges, operating profit decreased $63.2 million, primarily due to lower sales volume, an increase in depreciation expense of $14.1 million related to a change in salvage value estimate for certain of our leased assets, and increased restructuring expense and other related charges of $5.0 million.

Drilling Technologies

	Three Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$20,948	$70,351	(49,403)	(70.2)
Operating profit	(3,811)	24,251	(28,062)	(115.7)
Operating profit margin	(18.2)%	34.5%		(5270) bps.

Depreciation and amortization	$2,004	$2,326	(322)	(13.8)
Restructuring and other related charges	3,426	—	3,426

Revenue. Drilling Technologies revenue decreased $49.4 million, or 70.2%, in the second quarter of 2020 compared to the prior year primarily due to a steep decline in U.S. land-based rig count and associated decline in customer spending on drilling activities, which negatively impacted sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Drilling Technologies operating profit decreased $28.1 million in the second quarter of 2020 compared to the prior year period primarily due to lower revenue and restructuring charges of $3.4 million associated with employee severance and related benefits.

	Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$76,903	$147,886	(70,983)	(48.0)
Operating profit	7,548	51,057	(43,509)	(85.2)
Operating profit margin	9.8%	34.5%		(2470) bps.

Depreciation and amortization	$4,109	$4,835	(726)	(15.0)
Restructuring and other related charges	5,521	—	5,521

Revenue. Drilling Technologies revenue decreased $71.0 million, or 48.0%, year-over-year primarily due to a steep decline in U.S. land-based rig count and associated decline in customer spending on drilling activities, which negatively impacted sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Drilling Technologies operating profit decreased $43.5 million year-over-year due to lower revenue and restructuring charges of $5.5 million associated with employee severance and related benefits, partially offset by productivity savings.

Reservoir Chemical Technologies

(dollars in thousands)	For the period June 3, 2020 through June 30, 2020(1)
Revenue	$9,306
Operating loss	(2,811)
Operating loss margin	(30.2)%

Depreciation and amortization	$2,218
______________________
(1) The results of operations of the Reservoir Chemical Technologies segment have been reflected in the table above from the closing date of the Merger through June 30, 2020.

Revenue. Reservoir Chemical Technologies revenue is primarily comprised of the sale of specialty products that support well stimulation, construction (including drilling and cementing) and remediation needs to service and equipment companies that support global E&P companies. Revenue was $9.3 million for the period. Reservoir Chemical Technologies products are sensitive to changes in its customers’ capital expenditure budgets as they relate closely to the exploration and development of new oil and natural gas reserves. This exploration and development activity is affected by trends in oil and natural gas prices and its customers’ corresponding levels of drilling activity, capital investment and well development.

Operating profit. Reservoir Chemical Technologies generated operating loss of $2.8 million, subsequent to the completion of the Merger, which includes depreciation and amortization expense of $2.2 million and an increase in cost of goods sold related to the step-up of inventory as part of the purchase price allocation of $0.3 million.

CAPITAL RESOURCES AND LIQUIDITY

Overview

At June 30, 2020, we had cash and cash equivalent balances of $141.9 million for the primary purpose of working capital and operational support needs. During the second quarter, in order to ensure appropriate liquidity as a result of the industry downturn, the negative business impacts of COVID-19, and to have sufficient funds to extinguish merger-related transaction expenses, we borrowed $125 million against our revolving credit facility. As a result of ongoing robust cash generation throughout the quarter, the Company was able to fully repay the $125 million borrowing prior to June 30, 2020.

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

At June 30, 2020, we had a long-term debt balance of $1.1 billion, primarily consisting of our term loan due 2027 with a principal amount of $537.0 million, our senior notes due in 2026 with a principal amount of $300.0 million and our term loan due in 2025 with a principal amount of $265.0 million. We also have access to a revolving credit facility through 2023, which had an unused capacity of $359.1 million at June 30, 2020.

Outlook

We expect to generate our liquidity and capital resources through operations and, when needed, through our revolving credit facility. The volatility in credit, equity and commodity markets resulting from current market conditions can create uncertainty for our businesses. However, the Company believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short- and long-term needs with a combination of cash on hand, cash generated from operations, our use of our revolving credit facility and access to capital markets.

Given the uncertainty created by the lack of visibility of future operating conditions in the current market environment and over the remainder of the year, we are restricting our capital expenditures to maintenance requirements only. We expect our capital expenditures combined with investment in leased assets in the net cash from operating activities section of our consolidated statement of cash flows to be between $30 to $35 million.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash provided by operating activities	$78,033	$59,301
Cash provided by (used in) investing activities	39,332	(22,407)
Cash used in financing activities	(9,970)	(54,489)
Effect of exchange rate changes on cash and cash equivalents	(790)	99
Net increase (decrease) in cash and cash equivalents	$106,605	$(17,496)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2020 increased $18.7 million compared to 2019. The increase in cash provided by operating activities was primarily driven by increases from changes in our operating assets and liabilities in 2020 as compared to 2019, primarily due to an increase in cash received related to the collection of trade receivables and a reduction in our cash outflows for inventory procurement and cash outflows on leased assets due to strict adherence to cost and capital discipline. Partially offsetting the increase in cash provided by operating cash flows was lower net income, adjusted for non-cash items, and merger related acquisition and integration costs incurred during the period.

Expenditures for assets that are placed into our lease asset program expected to be recovered through sale are reported in "Leased assets" in the operating section of our condensed consolidated statements of cash flows.  All other capitalizable expenditures for assets that are placed into our lease asset program are classified as “Capital expenditures” in the investing section of our condensed consolidated statements of cash flows.

Investing Activities

Cash provided by investing activities was $39.3 million for the six months ended June 30, 2020, and was primarily comprised of cash acquired in the merger with legacy ChampionX of $57.6 million and $1.1 million of cash proceeds on sale of fixed assets, partially offset by capital expenditures of $19.3 million.

Cash used in investing activities was $22.4 million for the six months ended June 30, 2019 and was primarily comprised of capital expenditures of $22.7 million, partially offset by $2.5 million of cash proceeds on sale of fixed assets.

Financing Activities

Cash used in financing activities of $10.0 million for the six months ended June 30, 2020, was primarily the result of $4.4 million in debt issuance costs related to the amendment of the credit agreement, as discussed in Note 6—Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, $2.8 million of payments of finance lease obligations, and a distribution of $2.2 million to one of our non-controlling interests. Net borrowings under our revolving credit facility totaled zero in 2020 as we borrowed and fully repaid the borrowing within the same period.

Cash used in financing activities of $54.5 million for the six months ended June 30, 2019, was primarily the result of $54.0 million of debt repayment on the principal balance of our term loan and payments totaling $2.7 million for finance lease obligations, partially offset by proceeds on long-term debt of $4.0 million. Net borrowings under our revolving credit facility totaled zero in 2019.

Long-term Debt

Senior Notes

Refer to Note 10—Debt, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, for information related to our Senior Notes, which are fully and unconditionally guaranteed by certain 100-percent-owned subsidiaries (the “Guarantors”) of ChampionX on a joint and several basis. On June 18, 2020, the wholly-owned subsidiaries of legacy ChampionX that guarantee the 2018 Credit Facility and the 2020 Term Loan Facility, delivered a Supplemental Indenture to join as guarantors of the senior notes.

The Senior Notes indenture restricts the ability of the Guarantors to pay dividends or other distributions, make loans or advances, or sell, lease or otherwise transfer property and other assets to certain restricted subsidiaries or the Parent.
As part of the Senior Notes indenture, a guarantee of the senior notes by ChampionX or a Guarantor is subject to release in the following circumstances:

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

The following summarized financial information presents the Parent and Guarantors (collectively and together with the Parent, the “Obligor Group”) on a combined basis:
Condensed Combined Statement of Loss of the Obligor Group

(dollars in thousands)	Six Months Ended June 30, 2020
Total Revenue	$504,274
Cost of goods and services	398,654
Selling, general and administrative expense	198,714
Goodwill impairment	396,017
Long-lived asset impairment	40,980
Loss before income taxes	(548,634)
Net loss	$(524,901)

Condensed Combined Balance Sheets of the Obligor Group

(dollars in thousands)	June 30, 2020	December 31, 2019
Current assets:
Current assets	$1,197,901	$419,692
Non-current assets:
Goodwill	595,402	639,280
Advances due from affiliates	24,499	18,534
Other non-current assets	1,536,258	430,553
Total assets	$3,354,060	$1,508,059

Current liabilities:
Current liabilities	$541,446	$173,372
Non-current liabilities:
Advances due to affiliates	96,735	87,682
Other non-current liabilities	1,361,687	664,581
Total liabilities	$1,999,868	$925,635

Senior Secured Credit Facilities

In May 2018, we entered into a credit agreement (“credit agreement”) governing the terms of our senior secured credit facilities, consisting of (i) a seven-year senior secured term loan B facility (“term loan facility”) and (ii) a five-year senior secured revolving credit facility (“revolving credit facility,” and together with the term loan facility, the “senior secured credit facilities”). Refer to Note 10—Debt included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, for additional information related to our senior secured credit facilities.

On February 14, 2020, we amended our credit agreement, which (i) provides for the incurrence of an additional $150 million of revolving commitments under the amended credit agreement, upon consummation of the Merger, (ii) permits the consummation of the Merger and the incurrence of a senior secured term loan facility in an aggregate amount up to $537 million by ChampionX, and (iii) continues to provide that all obligations under the amended agreement continue to be guaranteed by certain of our wholly-owned U.S. subsidiaries.
During the six months ended June 30, 2020, we made no payments on our term loan facilities.

Revolving Credit Facility

A summary of our revolving credit facility at June 30, 2020, was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$400.0	$—	$40.9	$359.1	May 2023

Additionally, we have a letter of credit outside of the revolving credit facility of approximately $0.2 million. As of June 30, 2020, we were in compliance with all restrictive covenants under our revolving credit facility.

2020 Term Loan Facility

On June 3, 2020, legacy ChampionX entered into a term loan facility for $537.0 million (“2020 Term Loan Facility”). Proceeds from the 2020 Term Loan Facility were utilized to fund a cash payment of $527.4 million from legacy ChampionX to Ecolab upon the completion of the Merger. We assumed the 2020 Term Loan Facility upon completion of the Merger, which is fully and unconditionally guaranteed by the Company and certain of its wholly-owned domestic subsidiaries, which also guarantee the obligations under the 2018 Term Loan Facility. The 2020 Term Loan Facility matures at the earlier of (i) June 3, 2027 or (ii) January 30, 2026 in the event the Company’s senior unsecured notes due May 1, 2026 remain outstanding. Amounts outstanding under the 2020 Term Loan Facility bear interest, at the option of the Company, at a rate equal to (a) LIBOR plus 5.0% for eurocurrency rate loans or (b) the highest of (i) the Federal Funds Rate plus 1/2 of 1%, (ii) the “prime rate” quoted by Bank of America, N.A., (iii) LIBOR plus 1.00% and (iv) 1.00%, plus 4.0%. The 2020 Term Loan Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type.

OFF-BALANCE SHEET ARRANGEMENTS

Information related to guarantees is incorporated herein by reference from Note 7—Commitments And Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3—New Accounting Standards to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments due to adverse fluctuations in commodity prices, foreign currency exchange rates, and interest rates as discussed below. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities.

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

Foreign Currency Risk

We conduct operations around the world in a number of different currencies. Many of our foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. When transactions are denominated in currencies other than our subsidiaries’ respective functional currencies, both with external parties and intercompany relationships, these transactions result in increased exposure to foreign currency exchange effects. The Company uses foreign currency forward contracts to manage risks associated with foreign currency exchange rates. As of June 30, 2020, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material.

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

As of June 30, 2020, we had unhedged variable rate debt of $265.0 million related to our 2018 Term Loan Facility with an interest rate of 2.69%. A hypothetical 10% adverse movement in the interest rate, or 27 basis points, would result in an increase to interest expense of $0.7 million on an annualized basis.

We also had unhedged variable rate debt of $537.0 million related to our 2020 Term Loan Facility with an interest rate of 6.00%. A hypothetical 10% adverse movement in the interest rate, or 60 basis points, would result in an increase to interest expense of $1.9 million. As the 2020 Term Loan Facility was acquired as part of the Merger on June 3, 2020, we have calculated the interest rate sensitivity on the interest expense expected to be incurred for the period subsequent to the Merger date through December 31, 2020.

Fair Value of Financial Instruments

The fair value of our fixed rate long-term debt and variable rate debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor interest rate exposure. See Note 13—Fair Value Measurements to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 because of the material weaknesses in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) described below.

In conducting management’s evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020, we have excluded the legacy ChampionX business acquired on June 3, 2020, as discussed in the guidance of the SEC. The legacy ChampionX subsidiaries account for approximately 50% of our total assets as of June 30, 2020.

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
Remediation Activities
In order to address the material weaknesses in internal control over financial reporting described above, management, with direction from the Audit Committee, is in the process of developing and implementing remediation plans to address control deficiencies that led to these material weaknesses. Specifically, management has:

•	Initiated personnel changes at ESP and within the Artificial Lift business;

•	Engaged third party experts to assist management in assessing current processes and designing improved processes and controls at ESP and within the Artificial Lift business; and

•	Assessed the ability to automate business processes and controls; and

•
Reviewed business processes surrounding revenue recognition, accounts receivable, manual journal entries, inventory and fixed assets, and the performance of the risk assessment to identify and begin the implementation of enhanced procedures and related internal controls at ESP.

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
Changes in Internal Control Over Financial Reporting
Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes the most probable, ultimate resolution of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows. See Note 7—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

On June 3, 2020, we completed the Merger. Primarily as a result of the Merger, the following are supplements and updates to the risk factors in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to other information in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factors. Each of these risk factors could materially and adversely affect our business, results of operations and financial condition, as well as affect the value of an investment in our common stock.
Risks Related to Our Business
Trends in crude oil and natural gas prices may affect the drilling and production activity, profitability and financial stability of our customers and therefore the demand for, and profitability of our products and services, which could have a material adverse effect on our business, results of operations and financial condition.
The oil and gas industry is cyclical in nature and experiences periodic downturns of varying length and severity. The oil and gas industry experienced a significant downturn in 2015 and 2016 as a result of a sharp decline in crude oil prices. Crude oil prices slightly recovered in late 2016 and into 2017, but experienced a volatile decline again during late 2018. Price volatility continued throughout 2019 and, partially due to the emergence of the COVID-19 pandemic and failure of OPEC and other major producers to agree on production cuts, has become more extreme in 2020. Demand for our products and services is sensitive to the level of capital spending by oil and natural gas companies and the corresponding drilling and production activity. The level of drilling and production activity is directly affected by trends in crude oil and natural gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

•	worldwide economic activity including disruption to global trade;

•	the level of exploration and production activity;

•	the cost of and access to capital;

•	environmental regulation;

•	federal, state and foreign policies and regulations regarding current and future exploration and development of oil and gas;

•	the ability and/or desire of OPEC and other major producers to set and maintain production levels and influence pricing;

•	the cost of exploring and producing oil and gas;

•	the pace of adoption and cost of developing alternative energy sources;

•	the availability, expiration date and price of onshore and offshore leases;

•	the discovery rate of new oil and gas reserves in onshore and offshore areas;

•	the success of drilling for oil and gas in unconventional resource plays such as shale formations;

•	the depletion rate of existing wells in productions;

•	takeaway capacity within producing basins;

•	alternative opportunities to invest in onshore exploration and production opportunities;

•	domestic and global political and economic uncertainty, socio-political unrest and instability, terrorism or hostilities;

•	the recent COVID-19 pandemic or other health pandemics and epidemics;

•	technological advances; and

•	weather conditions.
Many of these factors are beyond our control. For example, in March 2020, members of OPEC and Russia considered extending their previously agreed oil production cuts and potentially making additional oil production cuts. However, these negotiations were unsuccessful. As a result, Saudi Arabia announced a significant reduction in its export prices and Russia announced the expiration of all agreed oil production cuts between members of OPEC and Russia. Following these announcements, and also as a result of the increased global scale and severity of the COVID-19 outbreak during this period, global oil and natural gas prices declined sharply. While a deal to cut production has since been announced by OPEC and its allies, the situation has resulted in a significant downturn in the industry and continued volatility in oil prices, even resulting in a negative oil futures price on one recent day. To the extent that the outbreak of COVID-19 continues to negatively impact demand and OPEC members and other oil exporting nations fail to implement production cuts or other actions that are sufficient to support and stabilize commodity prices, we expect risks related to an excess supply of oil and natural gas for a sustained period.
We expect continued volatility in both crude oil and natural gas prices (including that such prices could remain at current levels or decline further for an extended period of time), as well as in the level of drilling and production related activities. Our ability to regulate our operating activities in response to lower oilfield service activity levels during periodic industry downturns will be important to our business, results of operations and prospects. However, a significant further decline and/or extended continuation of the recent downturn in the industry could result in the reduction in demand for our products and services and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We might be unable to successfully compete with other companies in our industry.
The markets in which we operate are highly competitive. The principal competitive factors in our markets are customer service, product quality and performance, price, breadth of product offering, market expertise and innovation. In some of our product and service offerings, we compete with the oil and gas industry’s largest oilfield service providers. These large national and multi-national companies may have longer operating histories, greater brand recognition, and a stronger presence in geographic markets than us. They may also have more robust capabilities. In addition, we compete with many smaller companies capable of effectively competing on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. Many contracts are awarded on a bid basis, which further increases competition based on price. As a result of the competitive environment in which we operate, we may lose market share, be unable to maintain or increase prices for our products and services, or be unable to develop new business opportunities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.
The markets in which we operate are characterized by changing technologies and the introduction of new products and services. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis, to introduce them into the marketplace in a timely manner, and to protect and maintain critical intellectual property assets related to these developments. Difficulties or delays in research, development or production of new products and technologies, or failure to gain market acceptance of new products and technologies, may significantly reduce future revenue and materially and adversely affect our competitive position. While we intend to continue to commit financial resources and effort to the development of new products and services our ability to do so may be impacted by prolonged industry downturn and/or we may not be able to successfully differentiate our products and services from those of our competitors. Our customers may not consider our proposed products and services to be of value to them or may not view them as superior to our competitors’ products and services. In addition, our competitors or customers may develop new technologies which address similar or improved solutions to our existing technologies.
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
We purchase raw materials, sub-assemblies and components for use in manufacturing operations, which exposes us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect our operating profits. While we will generally attempt to mitigate the impact of increased raw material prices by endeavoring to make strategic purchasing decisions, broadening our supplier base and passing along increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of products. Additionally, we may be unable to increase the prices of products due to the terms of existing contracts, a competitor’s pricing pressure or other factors. The inability to obtain necessary raw materials on acceptable terms could affect our ability to meet customer commitments and satisfy market demand for certain products. Certain of our product lines depend on a limited number of third-party suppliers and vendors. The ability of these third parties to deliver raw materials may be affected by events beyond our control. In addition, public health threats, such as COVID-19, severe influenza and other highly communicable viruses or diseases could limit access to vendors and their facilities, or the ability to transport raw materials from our vendors, which would adversely affect our ability to obtain necessary raw materials for certain of our products. A significant price increase in raw materials, or their unavailability, may result in a loss of customers and adversely impact our business, results of operations, financial condition and cash flows.
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
In addition, various state and local governments have implemented, or are considering, increased regulatory oversight of oil and gas development through additional permitting requirements, operational restrictions, including on the time, place and manner of drilling activities, disclosure requirements and temporary or permanent bans on hydraulic fracturing or other facets of crude oil and natural gas exploration and development in certain areas such as environmentally sensitive watersheds. Increased regulation and opposition to oil and gas activities could increase the potential for litigation concerning these activities, and could include companies who provide products and services used in hydrocarbon development, such as us.
The adoption of new laws or regulations at the federal, state, or local levels imposing reporting obligations, or otherwise limiting or delaying hydrocarbon development, could make it more difficult for our customers to complete oil and gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the oil and gas activities they pursue. Such developments could negatively impact demand for our products and services. In addition, heightened political, regulatory and public scrutiny, including lawsuits, could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation or indirectly affected if the cost of compliance or the risks of liability limit the ability or willingness of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our products and services, have a material adverse effect on our business, results of operations, financial condition and cash flows.
We and our customers are subject to extensive environmental and health and safety laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.
Our operations and the operations of our customers are subject to numerous and complex federal, state, local and foreign laws and regulations relating to the protection of human health, safety and the environment. These laws and regulations may adversely affect us by limiting or curtailing our customers’ exploration, drilling and production activities, impacting the products and services we design, market and sell and the facilities where we manufacture our products. For example, our operations and the operations of our customers are subject to numerous and complex laws and regulations that, among other things: may regulate the management and disposal of hazardous and non-hazardous wastes; may require acquisition of environmental permits related to our operations; may restrict the types, quantities and concentrations of various materials that can be released into the environment; may limit or prohibit operational activities in certain ecologically sensitive and other protected areas; may regulate specific health and safety criteria addressing worker protection; may require compliance with operational and equipment standards; may impose testing, reporting and record-keeping requirements; and may require remedial measures to mitigate pollution from former and ongoing operations. Sanctions for noncompliance with such laws and regulations may include revocation of permits, corrective action orders, administrative or civil penalties, criminal prosecution and the imposition of injunctions to prohibit certain activities or force future compliance.
Some environmental laws and regulations provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we or our customers may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations may expose us or our customers to liability for the conduct of or conditions caused by others, or for our acts or for the acts of our customers that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines or expenditures that could be material to our business, results of operations, financial condition and cash flows.

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
Numerous proposals have been made, and are likely to continue to be made, at various levels of government to monitor and limit emissions of greenhouse gases (“GHG”). Past sessions of the U.S. Congress considered, but did not enact, legislation to address climate change. The EPA and other federal agencies previously issued regulations that aim to reduce GHG emissions; however, the current administration has generally indicated an interest in scaling back or rescinding regulations addressing GHG emissions, including those affecting the U.S. oil and gas industry. It is difficult to predict the extent to which such policies will be implemented or the outcome of any related litigation. Any regulation of GHG emissions could result in increased compliance costs or additional operating restrictions for us and/or our customers and limit or curtail exploration, drilling and production activities of our customers, which could directly or indirectly, through reduced demand for our products and services, adversely affect our business, results of operations, financial condition and cash flows.
Our growth and results of operations may be adversely affected if we are unable to complete third party acquisitions on acceptable terms and integrate such acquisitions.
Over time, it is expected that we will acquire value creating, add-on capabilities that broaden our existing technological, geographic and cost position, thereby complementing our businesses. However, there can be no assurance that we will be able to find suitable opportunities to purchase or to acquire such capabilities on acceptable terms. If we are unsuccessful in our acquisition efforts, our revenue growth could be adversely affected. In addition, we will face the risk that a completed acquisition may underperform relative to expectations. We may not achieve the synergies originally anticipated, may become exposed to unexpected liabilities, or may not be able to sufficiently integrate completed acquisitions into our then current business and growth model. These factors could potentially have an adverse impact on our business, results of operations, financial condition and cash flows.
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
We depend on various information technologies and other products and services to store and process information and otherwise support our business activities. We also manufacture and sell hardware and software to provide monitoring, controls and optimization of customer critical assets in oil and gas production and distribution. In addition, certain of our customer offerings include digital components, such as remote monitoring of certain customer operations. We also provide services to maintain these systems. Additionally, our operations rely upon partners, vendors and other third-party providers of information technology and other products and services. If any of these information technologies, products or services are damaged, cease to properly function, are breached due to employee error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we and our partners, vendors or other third parties could experience: (i) production downtimes, (ii) operational delays, (iii) the compromising of confidential, proprietary or otherwise protected information, including personal and customer data, (iv) destruction, corruption, or theft of data, (v) security breaches, (vi) other manipulation, disruption, misappropriation or improper use of our systems or networks, (vii) financial losses from remedial actions, (viii) loss of business or potential liability, (ix) adverse media coverage, and (x) legal claims or legal proceedings, including regulatory investigations and actions, and/or damage to our reputation. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls and maintenance of backup and protective systems, the Company’s and our customers’, partners’, vendors’ and other third- parties’ systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are subject to risks relating to existing international operations and expansion into new geographical markets.
We continue to focus on expanding sales globally as part of our overall growth strategy and expect sales from outside the United States to continue to represent a significant portion of our revenue. Our international operations and global expansion strategy are subject to general risks related to such operations, including:

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
Our reputation, ability to do business and results of operations may be impaired by violations of, anti-bribery, trade control, trade sanctions, anti-corruption and similar laws.
Our operations require us to comply with a number of U.S. and international laws and regulations, including those governing payments to government officials, bribery, fraud, anti-kickback and false claims, competition, export and import compliance, money laundering and data privacy. In particular, our international operations are subject to the regulations imposed by the Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010 as well as anti-bribery and anti-corruption laws of various jurisdictions in which we operate. While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners that would violate such U.S. or international laws or regulations. Any such violations of law or improper actions could subject us to civil or criminal investigations in the United States or other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, could lead to increased costs of compliance and could damage our reputation, business, results of operations, financial condition and cash flows.
Dependence on joint ventures and other local partners could adversely affect our profits.
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

In addition to joint ventures, we rely on local third-party partners in a number of foreign jurisdictions to provide various services in support of our product sales, including installation, field service, technical support, and the provision of equipment and personnel. If a local partner is unable to deliver its services according to the negotiated terms for any reason including, but not limited to, a dispute with us, the deterioration of its financial condition or a loss of personnel, we may be unable to engage an alternative partner or subcontractors to perform the same services, or on terms substantially similar to those with our existing partners. The failure to do so may cause us to breach the terms of existing contracts, impede our ability to complete orders, and/or result in damage to our customer relationships in that jurisdiction, any of which may damage our reputation and have a material adverse effect on our business in the impacted jurisdiction.
Tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.
In 2020, the U.S. government continued to impose tariffs on steel and aluminum and a broad range of other products imported into the United States. In response to the tariffs imposed by the U.S. government, the European Union, Canada, Mexico, India and China announced tariffs on U.S. goods and services. These tariffs have increased our material input costs, and any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs for our products. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.
Changes in domestic and foreign governmental laws, regulations and policies, risks associated with emerging markets, changes in statutory tax rates and laws, and unanticipated outcomes with respect to tax audits could adversely affect our business, profitability and reputation.
Our domestic and international sales and operations are subject to risks associated with changes in laws, regulations and policies (including environmental and employment regulations, export/import laws, tax policies such as export subsidy programs and research and experimentation credits, carbon emission regulations and other similar programs). Failure to comply with any of the foregoing laws, regulations and policies could result in civil and criminal, monetary and non-monetary penalties, as well as damage to our reputation. In addition, we cannot provide assurance that costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy and health and safety laws, will not exceed our estimates. In addition, we have made investments in certain countries, and we may in the future invest in other countries, which may carry high levels of currency, political, compliance, or economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our business, results of operations and reputation.
We are subject to taxation in a number of jurisdictions. Accordingly, our effective tax rate is impacted by changes in the mix among earnings in countries with differing statutory tax rates. A material change in the statutory tax rate or interpretation of local law in a jurisdiction in which we have significant operations could adversely impact our effective tax rate and impact our financial results. For example, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”), which was enacted on December 22, 2017, significantly changed U.S. tax law by, among other things, imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries and imposing limitations on the ability to deduct interest expense.
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
Many of our customers are oil and gas companies that have faced or may in the future face liquidity constraints during adverse commodity price environments. These customers impact our overall exposure to credit risk as they are also affected by prolonged changes in economic and industry conditions such as the current downturn in the oil and gas industry as a result of the lower crude oil and nature gas price environment. If a significant number of our customers experience a prolonged business declines, disruptions, or bankruptcies, we may incur increased exposure to credit risk and losses from bad debts.
The loss of one or more significant customers could have an adverse impact on our financial results.
Our customers represent a combination of some of the largest operators in the oil and gas drilling and production markets, including major integrated, large, medium and small independents, and foreign national oil and gas companies, as well as oilfield equipment and service providers. In 2019, Apergy’s top 10 customers represented approximately 41% of total revenue. No customer accounted for net sales equal to 10 percent or more of Apergy’s total revenues for the years ended December 31, 2019, 2018 and 2017. In 2019, legacy ChampionX’s top 10 customers represented approximately 43% of legacy ChampionX combined net sales. No customer accounted for net sales equal to 10 percent or more of legacy ChampionX’s total revenues for the years ended December 31, 2019, 2018 and 2017.
While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could have an adverse effect on our business, results of operations, financial condition and cash flows.
The inability to protect or obtain patent and other intellectual property rights could adversely affect our revenue, operating profits and cash flows.
We own patents, trademarks, licenses and other intellectual property related to our products and services, and we continuously invest in research and development that may result in innovations and intellectual property rights. We employ various measures to develop, maintain and protect our innovations and intellectual property rights. These measures may not be effective in capturing intellectual property rights, and they may not prevent our intellectual property from being challenged, invalidated, circumvented, infringed, misappropriated or otherwise violated, particularly in countries where intellectual property rights are not highly developed or protected. Unauthorized use of our intellectual property rights and any potential litigation we may initiate or have initiated against us in respect of our intellectual property rights could adversely impact our competitive position and have a negative impact on our business, results of operations, financial condition and cash flows.
A deterioration in our future expected profitability or cash flows could result in an impairment of our recorded goodwill and intangible assets.
We have significant goodwill and intangible assets recorded on our consolidated balance sheet. The valuation and classification of these assets and the assignment of useful lives to intangible assets involve significant judgments and the use of estimates. Impairment testing of goodwill and intangible assets requires significant use of judgment and assumptions, particularly as it relates to the determination of fair market value. A decrease in the long-term economic outlook and future cash flows of our business could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill. In the first quarter ended March 31, 2020, we performed an impairment assessment triggered by the substantial decline in oil prices and COVID-19 pandemic. We recorded an impairment of goodwill and long-lived assets in our Production & Automation Technologies segment in the first quarter of 2020 of $616 million. The value of our business could continue to be unfavorably impacted by steep declines in revenue and order rates as drilling and production activities are reduced due to, but not necessarily limited to, sustained unfavorable crude oil prices and lower U.S. rig counts. Accordingly, sustained future economic declines could result in additional impairment charges that could have a material adverse effect on our results of operations.
Our exposure to exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.
A portion of our business is transacted and/or denominated in foreign currencies, and fluctuations in currency exchange rates could have a significant impact on our results of operations, financial condition and cash flows, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Although the impact of foreign currency fluctuations on our results of operations has historically not been material, significant changes in currency exchange rates, could negatively affect our results of operations. Additionally, a future strengthening of the U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries and could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars for reporting purposes.
Effective January 31, 2020, the United Kingdom has formally left the European Union (commonly referred to as “Brexit”). The United Kingdom’s relationship with the European Union will no longer be governed by the European Union Treaties, but instead by the terms of the Withdrawal Agreement agreed between the United Kingdom and the European Union in late 2019. The Withdrawal Agreement provides for a “transition” period, which commenced the moment the United Kingdom left the European Union and is currently set to end on December 31, 2020. At the end of the transition period, there may be significant changes to the United Kingdom’s business environment. While the effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets or the failure to reach such agreements, the uncertainties created by Brexit, any resolution between the United Kingdom and European Union countries or the failure to reach any such resolutions, could adversely affect our relationships with customers, suppliers and could harm our business and financial results due to fluctuations in the value of the British pound versus the U.S. dollar, the Euro and other currencies. In addition, Brexit could result in delayed deliveries, which may adversely affect our internal supply chain and our ability to perform under customer contracts.
Natural disasters and unusual weather conditions could have an adverse impact on our business.
Our business could be materially and adversely affected by natural disasters or severe weather conditions. Hurricanes, tropical storms, flash floods, blizzards, cold weather and other natural disasters or severe weather conditions could result in evacuation of personnel, curtailment of services, damage to equipment and facilities, interruption in transportation of products and materials and loss of productivity. For example, certain of our manufactured products and components are manufactured at a single facility, and disruptions in operations or damage to any such facilities could reduce our ability to manufacture our products and satisfy customer demand. If our customers are unable to operate or are required to reduce operations due to severe weather conditions, our business could be adversely affected as a result of curtailed deliveries of our products and services. Our headquarters and certain manufacturing facilities are located in the U.S. Gulf Coast and this region is also home to many of our customers and suppliers. Hurricanes or other severe weather events impacting the Gulf Coast could materially and adversely affect our operations, our ability to obtain raw materials at reasonable cost, or at all, and our customers in the region.
A chemical spill or release could materially and adversely affect our business.
As a manufacturer and supplier of chemical products, there is a potential for chemicals to be accidentally spilled, released or discharged, either in liquid or gaseous form, during production, transportation, storage or use. Such a release could result in environmental contamination as well as a human or animal health hazard, and result in significant remediation costs for us and potential disruption for, and damage to, our manufacturing facilities, customers, communities, and other stakeholders. Accordingly, such a release could have a material adverse effect on our business, financial condition, results of operations or cash flows.
War, terrorism or civil unrest could harm our business.
Due to the unsettled political conditions in many natural gas and oil-producing countries, our operations, revenue and profits are subject to adverse consequences of war, terrorism, civil unrest, strikes, currency controls, and governmental actions. These risks could result in the loss of our personnel or assets. cause us to evacuate our personnel from certain countries, cause us to increase spending on security worldwide, cause us to cease operating in certain countries, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas, and generate political and economic instability in some of the geographic areas in which we operate. Areas where we operate that have significant risks include, but are not limited to, the Middle East, North Africa, West Africa, the Caspian Sea region, Indonesia, Mexico, Russia, and Venezuela. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
Our indebtedness could adversely affect our financial condition and operating flexibility.
Our ability to make payments on and to refinance our indebtedness, as well as any future indebtedness that we may incur, will depend upon the level of cash flows generated by our operations, our ability to sell assets, availability under our revolving credit facility and our ability to access the capital markets and/or other sources of financing. Our ability to generate cash is subject to general economic, industry, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our indebtedness as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes or (ii) dedicating an unsustainable level of cash flow from operations to the payment of principal and interest on the indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the oil and gas industry could be impaired.

Disruptions in the capital and credit markets, continued low commodity prices, our debt level and other factors may restrict our ability to raise capital on favorable terms, or at all.
Disruptions in the capital and credit markets, in particular with respect to companies in the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow. Continued low commodity prices, among other factors, have caused some lenders to increase interest rates, enact tighter lending standards which we may not satisfy as a result of our debt level or otherwise, refuse to refinance existing debt at maturity on favorable terms, or at all, and in certain instances have reduced or ceased to provide funding to borrowers. If we are unable to access the capital and credit markets on favorable terms or at all, it could adversely affect our business, financial condition and results of operations.
The COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.
The ongoing COVID-19 pandemic has resulted in a significant reduction in demand for oil and gas commodities as various jurisdictions have attempted to implement or have implemented measures designed to contain the spread of the virus, including travel restrictions, stay-at-home or shelter-in-place orders and shutdowns of non-essential business. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. Compounding this situation, the members of OPEC+ were unable to agree on the need to maintain and extend compliance with previously agreed upon production cuts. Consequently, in March 2020 Russia and Saudi Arabia announced that each party would increase oil production and reduce the prices at which they make oil available to market, resulting in an oversupply of oil in the market. In an attempt to stabilize global oil markets, OPEC+ reached an agreement to cut production beginning in the second quarter of 2020, however, the organization recently announced that such production cuts would be relaxed in the third quarter of 2020. Due to the uncertainty of the ongoing COVID-19 pandemic, production cuts may not be sufficient to support and stabilize commodity prices, and there is no assurance that any production cuts will be extended.
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

•
liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies, and if a significant number of our customers experience a prolonged business decline or disruption we may incur increased exposure to credit risk and bad debts;

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

•
operational challenges and efforts to mitigate the spread of the virus, including logistical challenges, remote work arrangements, employee productivity, and staggered work shifts to protect the health and well-being of our employees, which could increase expenses and adversely impact our ability to timely fulfill customer orders and service requests and/or maintain effective internal controls and compliance oversight activity;

•	increase in cyber and other security-related risks that are associated with employees operating in a remote work arrangement;

•
compliance with financial covenants in our credit agreement if we experience a significant and prolonged decrease in our earnings before income tax, depreciation and amortization which would cause amounts borrowed to become due and payable; and

•	disruption of the U.S. and global economic and financial markets limiting our ability to access capital markets or other sources of financing.
Certain of our subsidiaries are defendants in pending lawsuits alleging negligence and injury resulting from the use of COREXIT™ dispersant in response to the Deepwater Horizon oil spill, which could expose us to monetary damages or settlement costs.
As described in Note 7 - Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, certain of our subsidiaries (collectively the “COREXIT Defendants”) are among the defendants in a number of class action and individual plaintiff lawsuits arising from the use of COREXIT™ dispersant in response to the Deepwater Horizon oil spill, which could expose the ChampionX Business to monetary damages or settlement costs. The plaintiffs in these matters have claimed damages under products liability, tort and other theories.
There currently remain three cases pending against the COREXIT Defendants. It is expected that they will be dismissed pursuant to a November 28, 2012 order granting the COREXIT Defendants’ motion for summary judgment. We cannot predict whether there will be an appeal of the dismissal, the involvement we might have in these matters in the future or the potential for future litigation. However, although we believe we have rights to contribution and/or indemnification from third parties in connection with these lawsuits, if an appeal by plaintiffs in these lawsuits is brought and won, these suits could have a material adverse effect on us and our financial condition, results of operations or cash flows.
The COREXIT Defendants continue to sell the COREXIT™ oil dispersant product and previously sold product remains in the inventories of individual customers and oil spill response organizations. We cannot predict the potential for future litigation with respect to such sales or inventory. However, if one or more of such lawsuits are brought and won, these suits could have a material adverse impact on our financial results.
Restrictions imposed by our debt instruments may limit the ability of our subsidiaries to operate their business and to finance their future operations or capital needs or to engage in other business activities.
The terms of our debt instruments restrict certain of our subsidiaries from engaging in specified types of transactions. These covenants restrict the ability of the Company and our restricted subsidiaries, among other things, to:

•	incur or guarantee additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or indebtedness, as applicable;

•	make investments, loans, advances and acquisitions;

•	create restrictions on the payment of dividends or other amounts by such restricted subsidiaries or subsidiaries, as the case may be;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of subsidiaries;

•	consolidate or merge; and

•	create liens.
In addition, the debt instruments contain certain financial maintenance covenants. Our ability to comply with these restrictions can be affected by events beyond our control, and we may not be able to maintain compliance with them. A breach of any of these covenants would be an event of default.
In the event of a default under any of the debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be immediately due and payable, or in the case of our revolving credit facility, may terminate their commitments to lend additional money. If the indebtedness under any of our debt instruments were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In addition, our senior secured credit facilities are secured by substantially all of our and our domestic subsidiaries’ assets. If an event of default occurs under our debt instruments, the lenders could exercise their rights under the related security documents, and an event of default may be triggered under other debt instruments. Any acceleration of amounts due under our debt instruments or the substantial exercise by the lenders of their rights under the security documents would have a material adverse effect on us.

We have identified material weaknesses in internal control over financial reporting and, as a result, our internal control over financial reporting and disclosure controls and procedures are not effective.
We have identified material weaknesses in our internal control over financial reporting as a result of which our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses relate to (a) the ineffective control environment due to a lack of a sufficient complement of personnel with the appropriate level of knowledge, experience and training at our Artificial Lift business, (b) ineffective risk assessment component of internal control related to our ESP subsidiary (which is part of the Artificial Lift business) as controls were not appropriately designed to ensure that the subsidiary, which was experiencing significant growth and turnover of personnel, had the proper resources to operate a complex business model, (c) a lack of controls designed and maintained within certain of the Artificial Lift businesses over the completeness, accuracy, occurrence or cut-off of revenue and within ESP over the valuation of accounts receivable, (d) a lack of controls maintained to ensure that journal entries were properly prepared with appropriate supporting documentation or were reviewed and approved appropriately to ensure the accuracy of journal entries at ESP, (e) a lack of controls designed and maintained over the completeness, accuracy, and existence or presentation and disclosure of inventory and fixed assets at ESP, and (f) a lack of controls designed and maintained over user roles within the general ledger system across the Company, which defines the actions an individual can perform within the system.
Our management is currently in the process of implementing a remediation plan to address these material weaknesses. We expect to incur significant additional expenses in connection with implementing remedial measures. If these remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are identified or subsequently arise, our consolidated financial statements may contain material misstatements, and we may be required to restate our financial results, which could have a material adverse effect on our financial condition, results of operations or cash flows, restrict the ability to access the capital markets, require significant resources to correct the material weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of our stock.
If securities or industry analysts who cover us, our business or our market publish a negative report or change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us or may cover us in the future publish a negative report or change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.
Risks Related to the Merger
We may not realize the anticipated cost synergies and growth opportunities from the Merger.
We expect to realize cost synergies, growth opportunities and other financial and operating benefits as a result of the Merger. Our success in realizing these benefits, and the timing of this realization, depends on the successful integration of the business operations of legacy ChampionX with Apergy. Even if we are able to integrate legacy ChampionX successfully, we cannot predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they will actually be achieved. For example, the benefits from the Merger may be offset by costs incurred in integrating the companies or in otherwise consummating the Merger. Realization of any benefits and synergies could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, further consolidation in the industry in which we operate, increased operating costs and regulatory developments.
The integration of legacy ChampionX with Apergy following the Merger may present significant challenges.
There is a significant degree of difficulty inherent in the process of integrating legacy ChampionX with Apergy. These difficulties include:

•	the integration of legacy ChampionX with our current businesses while carrying on the ongoing operations of all businesses;

•	managing a significantly larger company than before the consummation of the Merger;

•	coordinating geographically separate organizations;

•	integrating the business cultures of each of legacy ChampionX and Apergy, which may prove to be incompatible;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters;

•	ability to ensure the effectiveness of internal control over financial reporting;

•	integrating certain information technology, purchasing, accounting, finance, sales, billing, human resources, payroll and regulatory compliance systems; and

•	the potential difficulty in retaining key officers and personnel.
The process of integrating operations could cause an interruption of, or loss of momentum in, the Company’s activities. Members of senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage business operations, serve the business, or develop new products or strategies. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.
The successful or cost-effective integration of legacy ChampionX with Apergy cannot be assured. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.
The Distribution could result in significant tax liability, and we may be obligated to indemnify Ecolab for any such tax liability imposed on Ecolab.
Prior to the Distribution, Ecolab received an opinion of its counsel (the “Distribution Tax Opinion”), substantially to the effect that the contribution of Ecolab’s upstream energy business to legacy ChampionX (the “Contribution”) and the Distribution, taken together, will qualify as a transaction described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the “Code”), and an opinion from KPMG LLP (“KPMG”), that addressed the tax treatment of certain aspects of the Contribution, Distribution and the Merger (the “KPMG Tax Opinion”). Except for taxable income or gain possibly arising as a result of certain internal restructuring transactions undertaken in its separation of the upstream energy business (the “Separation”), and with respect to any “intercompany transaction” required to be taken into account by Ecolab under the Treasury Regulations related to consolidated federal income tax returns, Ecolab will not recognize any gain or loss. None of Ecolab, legacy ChampionX or the Company has requested or intends to request any ruling from the Internal Revenue Service (“IRS”) as to the U.S. federal income tax consequences of the Contribution, the Separation, the Distribution or the Merger. Neither the Distribution Tax Opinion nor the KPMG Tax Opinion are binding on the IRS (or any applicable foreign taxing authorities) or the courts, and the IRS (or any applicable foreign taxing authorities) or the courts may not agree with the conclusions reached therein. There can be no assurance that the IRS (or any applicable foreign taxing authorities) will not successfully assert that the Distribution, or certain internal restructuring transactions undertaken in the Separation, are taxable transactions, and that a court will not sustain such assertion, which could result in tax being incurred by Ecolab.
If the Contribution and Distribution, taken together, were determined not to qualify as a transaction described in Sections 355 and 368(a)(1)(D) of the Code, for U.S. federal income tax purposes, Ecolab would generally recognize gain with respect to the transfer of ChampionX common stock in the Distribution if the value of ChampionX stock transferred exceeds Ecolab’s tax basis in such ChampionX stock.
Even if the Contribution and Distribution, taken together, otherwise qualify as a transaction described in Sections 355 and 368(a)(1)(D) of the Code, the Distribution will nonetheless be taxable to Ecolab pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Ecolab or legacy ChampionX, directly or indirectly (including through acquisitions of the stock of the Company after the Merger), as part of a plan or series of related transactions that includes the Distribution. For purposes of this test, the Merger will be treated as part of a plan that includes the Distribution, but it is expected that the Merger, standing alone, will not cause the Distribution to be taxable to Ecolab under Section 355(e) of the Code because holders of legacy ChampionX common stock own more than 50% of the common stock of the Company following the Merger. However, if the IRS were to determine that other acquisitions of Ecolab stock, either before or after the Distribution, or the Company’s stock after the Merger, are part of a plan or series of related transactions that includes the Distribution, such determination could result in the recognition of gain by Ecolab for U.S. federal income tax purposes, and the amount of taxes on such gain could be substantial.
Under the Tax Matters Agreement, we may be obligated, in certain cases, to indemnify Ecolab against taxes and certain tax-related losses of the Contribution, Separation, Distribution or Merger (collectively, the “Transactions”) that arise as a result of our actions, or failure to act. Any such indemnification obligation would likely be substantial and would likely have a material adverse effect on us.
The Merger could result in significant tax liability to Dover, and we may be obligated to indemnify Dover for any such tax liability imposed on Dover.
Under the tax matters agreement, dated May 9, 2018, which we refer to as the Dover Tax Matters Agreement, by and between Dover Corporation, which we refer to as Dover, and us, we would potentially be required to indemnify Dover against taxes incurred by Dover that arise as a result of our taking or failing to take, as the case may be, certain actions that result in the distribution of Apergy by Dover, which we refer to as the Apergy Distribution, failing to meet the requirements of a tax-free distribution under Section 355 of the Code. The Dover Tax Matters Agreement required that, prior to entering into the Merger Agreement, we obtain a tax opinion, acceptable to Dover, that the Merger would not cause the Apergy Distribution to fail to meet the requirements of a tax-free distribution under Section 355 of the Code and for Dover to consent to our entering into and consummating the Merger. On December 18, 2019, we obtained a tax opinion acceptable to Dover from our tax counsel, Weil, Gotshal & Manges LLP, and Dover provided us with their consent to entering into and consummating the Merger and all actions related thereto. Notwithstanding our receipt of the tax opinion of Weil, Gotshal & Manges LLP, or Dover’s consent, we must continue to indemnify Dover against certain tax-related losses under the Dover Tax Matters Agreement. The tax opinion of Weil, Gotshal & Manges LLP is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions reached therein. There can be no assurance that the IRS will not successfully assert that the Merger causes the Apergy Distribution to fail to meet requirements of a tax-free distribution under Section 355 of the Code and that a court will not sustain such assertion which could result in tax being incurred by Dover that must be indemnified by us.
Under the Tax Matters Agreement, we are restricted from taking certain actions that could adversely affect the intended tax treatment of the Transactions, and such restrictions could significantly impair our ability to implement strategic initiatives that otherwise would be beneficial.
The Tax Matters Agreement generally restricts us from taking certain actions after the Distribution that could adversely affect the intended tax treatment of the Transactions. Failure to adhere to these restrictions could result in tax being imposed on Ecolab for which we could bear responsibility and for which we could be obligated to indemnify Ecolab. Any such indemnification obligation would likely be substantial and would likely have a material adverse effect on us. In addition, even if we are not responsible for tax liabilities of Ecolab under the Tax Matters Agreement, legacy ChampionX nonetheless could be liable under applicable tax law for such liabilities if Ecolab were to fail to pay such taxes. Because of these provisions in the Tax Matters Agreement, we are restricted from taking certain actions, particularly for the two (or, in certain cases three) years following the Merger, including (among other things) the ability to freely issue stock, to make acquisitions and to raise additional equity capital. These restrictions could have a material adverse effect on our liquidity and financial condition, and otherwise could impair our ability to implement strategic initiatives. Also, our indemnity obligation to Ecolab might discourage, delay or prevent a change of control that our shareholders may consider favorable.
The legacy ChampionX business may be negatively impacted if we are unable to provide benefits and services, or access to equivalent financial strength and resources, to legacy ChampionX that historically have been provided by Ecolab.
The legacy ChampionX business has historically received benefits and services from Ecolab and has benefited from Ecolab’s financial strength and corporate support services. After the Transactions, legacy ChampionX as a subsidiary of the Company, no longer benefits from Ecolab’s services, financial strength or business relationships to the extent not otherwise addressed in the other transaction documents contemplated by the Separation Agreement, referred to as the Transaction Documents. While Ecolab has agreed to provide certain transition services to legacy ChampionX for a period of time following the consummation of the Transactions, it cannot be assured that we will be able to adequately replace or provide resources formerly provided by Ecolab or replace them at the same or lower cost. If we are not able to replace the resources provided by Ecolab or are unable to replace them without incurring significant additional costs, or are delayed in replacing the resources provided by Ecolab, our results of operations may be negatively impacted.
The Separation Agreement limits our ability to engage in certain activities competitive with Ecolab.
The Separation Agreement includes non-compete provisions pursuant to which the legacy ChampionX business is restricted from competing in the water and downstream fields of use for three years following the Distribution subject to certain exceptions set forth in the Separation Agreement. In addition, Ecolab may have the ability to terminate certain rights, including patent licenses, if legacy ChampionX businesses begin to compete in the downstream or water fields of use even after the expiration of the non-compete period. These restrictions may limit our ability to engage in certain activities, may potentially lead to disputes and may materially and adversely affect our business, financial condition and results of operations.
Risks Related to Our Common Stock
Certain shareholders could attempt to influence changes within the Company which could adversely affect our operations, financial condition and the value of our common stock.
Our shareholders may from time-to-time seek to acquire a controlling stake in the Company, engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes. Campaigns by shareholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, and could disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. These actions could adversely affect our operations, financial condition and the value of our common stock.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our shareholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of shareholder proposals for business to be conducted at meetings of our shareholders and for nominations of candidates for election to our Board of Directors;

•	controlling the procedures for the conduct and scheduling of our Board of Directors and shareholder meetings;

•	providing our Board of Directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•	restricting the forum for certain litigation brought against us to Delaware; and

•
providing our Board of Directors with the exclusive right to determine the number of directors on the Board of Directors and the filling of any vacancies or newly created seats on the Board of Directors.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which generally prevents certain interested shareholders, including a person who beneficially owns 15% or more of our outstanding common stock, from engaging in certain business combinations with us within three years after the person becomes an interested shareholder unless certain approvals are obtained. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the exclusive forum for certain disputes between us and our shareholders, which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with us. If this exclusive forum provision is found to be inapplicable or unenforceable, we may not achieve the intended benefits of such provision.
Our certificate of incorporation provides that, unless our Board of Directors otherwise determines, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for each of the following: (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, or shareholder, creditor or constituent of the Company to us or our shareholders, (3) any action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any action against the Company or any director or officer of the Company asserting a claim governed by the internal affairs doctrine.
This forum selection provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable or cost-efficient for disputes with the Company or any director, officer, employee or agent of the Company, which may discourage such lawsuits, or increase the costs to a shareholder of bringing such lawsuits, against us and such persons.
The enforceability of forum selection provisions in other companies’ certificates of incorporation, bylaws or similar governing documents has been challenged in legal proceedings, and it is possible that in connection with any action a court could find the forum selection provision contained in our certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find this forum selection provision inapplicable or unenforceable, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely impact our operating or financial condition or performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Iran Threat Reduction and Syria Human Rights Act of 2012
Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law.
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company which is part of legacy ChampionX completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $0.06 million during the period from June 3, 2020 to June 30, 2020. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the abovementioned statute.
ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Quarterly Report on Form 10-Q for the period ended June 30, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	August 7, 2020

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1
Tax Matters Agreement, dated as of June 3, 2020, by and among Ecolab Inc., ChampionX Holding Inc. and ChampionX Corporation (incorporated by reference to Exhibit 2.4 to ChampionX’s Current Report on Form 8-K filed June 4, 2020)

2.2
Transition Services Agreement, dated as of June 3, 2020, by and among Ecolab Inc. and ChampionX Holding Inc. (incorporated by reference to Exhibit 2.5 to ChampionX’s Current Report on Form 8-K filed June 4, 2020)

2.3
Intellectual Property Matters Agreement, dated as of June 3, 2020, by and among Ecolab Inc. and ChampionX Holding Inc. (incorporated by reference to Exhibit 2.6 to ChampionX’s Current Report on Form 8-K filed June 4, 2020)

2.4
Master Cross Supply and Product Transfer Agreement, dated as of June 3, 2020, by and among Ecolab Inc. and ChampionX LLC (incorporated by reference to Exhibit 2.7 to ChampionX’s Current Report on Form 8-K filed June 4, 2020)

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to ChampionX’s Current Report on Form 8-K filed June 4, 2020)
3.2	Amendment to Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to ChampionX’s Current Report on Form 8-K filed June 4, 2020)
4.1*	Supplemental Indenture, dated as of June 18, 2020, among the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee
10.1
Credit Agreement, dated June 3, 2020, among ChampionX Holding Inc., as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to ChampionX’s Current Report on Form 8-K filed June 4, 2020)

10.2*
Amendment No. 2, dated June 24, 2020, amending that certain Credit Agreement dated as of May 9, 2018, by and among ChampionX, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.3†*	ChampionX Corporation Amended and Restated 2018 Equity and Cash Incentive Plan
22.1*	List of Issuer and Subsidiary Guarantors of Guaranteed Securities
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith
† Denotes management contract or compensatory plan or arrangement