Form 10-Q
period 2020-09-30
ChampionX Corp
filed 2020-10-30
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or
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

The registrant had 199,833,331 shares of common stock, $0.01 par value, outstanding as of October 26, 2020.

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

All of our forward-looking statements involve risks, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements are those set forth in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update, revise or correct any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required under the federal securities laws.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Product revenue	$540,825	$239,867	$1,014,140	$775,489
Service revenue	76,665	23,979	138,436	71,853
Lease and other revenue	16,036	12,993	41,298	36,161
Total revenue	633,526	276,839	1,193,874	883,503
Cost of goods and services	505,066	184,140	950,845	579,033
Gross profit	128,460	92,699	243,029	304,470
Selling, general and administrative expense	122,156	68,405	330,956	199,221
Goodwill impairment	—	—	616,271	—
Long-lived asset impairment	—	—	40,980	1,746
Interest expense, net	15,935	9,590	36,236	30,226
Other (income) expense, net	1,663	(309)	342	3,469
Income (loss) before income taxes	(11,294)	15,013	(781,756)	69,808
Provision for (benefit from) income taxes	(3,962)	3,425	(31,922)	15,274
Net income (loss)	(7,332)	11,588	(749,834)	54,534
Less: Net income attributable to noncontrolling interest	582	194	1,453	547
Net income (loss) attributable to ChampionX	$(7,914)	$11,394	$(751,287)	$53,987

Earnings (loss) per share attributable to ChampionX:
Basic	$(0.04)	$0.15	$(5.73)	$0.70
Diluted	$(0.04)	$0.15	$(5.73)	$0.70
Weighted-average shares outstanding:
Basic	199,809	77,460	131,064	77,416
Diluted	199,809	77,573	131,064	77,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(7,332)	$11,588	$(749,834)	$54,534
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	3,782	(2,900)	(1,567)	(836)
Cash flow hedges	(862)	—	(209)	—
Defined pension and other post-retirement benefits adjustments, net(2)	99	68	297	235
Other comprehensive income (loss)	3,019	(2,832)	(1,479)	(601)
Comprehensive income (loss)	(4,313)	8,756	(751,313)	53,933
Comprehensive income attributable to noncontrolling interest	582	194	1,453	547
Comprehensive income (loss) attributable to ChampionX	$(4,895)	$8,562	$(752,766)	$53,386
_______________________
(1) Net of income tax (expense) benefit of $0 for the three and nine months ended September 30, 2020 and 2019.
(2) Net of income tax (expense) benefit of $33 and $23 for the three months ended September 30, 2020 and 2019, respectively, and $99 and $202 for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$171,462	$35,290
Receivables, net	516,245	219,874
Inventories, net	471,331	211,342
Prepaid expenses and other current assets	73,713	26,934
Total current assets	1,232,751	493,440
Property, plant and equipment, net of accumulated depreciation of $495,380 in 2020 and $426,722 in 2019	868,111	248,181
Operating lease right-of-use assets	118,993	24,289
Goodwill	660,329	911,113
Intangible assets, net	509,789	238,707
Other non-current assets	63,759	7,095
Total assets	$3,453,732	$1,922,825
Liabilities and Equity
Current portion of long-term debt	$31,470	$4,845
Accounts payable	262,092	120,291
Accrued compensation and employee benefits	60,566	38,470
Current portion of operating lease liabilities	33,888	7,620
Accrued distributor fees	36,386	—
Accrued expenses and other current liabilities	150,005	28,455
Total current liabilities	574,407	199,681
Long-term debt	989,690	559,821
Deferred income taxes	141,047	84,060
Operating lease liabilities	80,261	19,419
Other long-term liabilities	82,295	23,630
Total liabilities	1,867,700	886,611
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 199.8 million shares and 77.5 million shares issued and outstanding in 2020 and 2019, respectively	1,998	775
Capital in excess of par value of common stock	2,288,930	969,174
Retained earnings (accumulated deficit)	(645,863)	107,048
Accumulated other comprehensive loss	(45,516)	(44,037)
Total stockholders’ equity	1,599,549	1,032,960
Noncontrolling interest	(13,517)	3,254
Total equity	1,586,032	1,036,214
Total liabilities and equity	$3,453,732	$1,922,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2019	77,460	$775	$969,174	$107,048	$(44,037)	$3,254	$1,036,214
Cumulative effect of accounting changes, net of tax (Note 3)	—	—	—	(1,573)	—	—	(1,573)
Net income (loss)	—	—	—	(633,728)	—	273	(633,455)
Other comprehensive loss	—	—	—	—	(10,953)	—	(10,953)
Stock-based compensation	44	—	2,429	—	—	—	2,429
Taxes withheld on issuance of stock-based awards	—	—	(368)	—	—	—	(368)
March 31, 2020	77,504	$775	$971,235	$(528,253)	$(54,990)	$3,527	$392,294
Issuance of common stock related to the Merger	122,237	1,223	1,262,708	—	—	—	1,263,931
Issuance of replacement awards related to the Merger	—	—	43,964	—	—	—	43,964
Non-controlling interest acquired in the Merger	—	—	—	—	—	(16,015)	(16,015)
Net income (loss)	—	—	—	(109,645)	—	598	(109,047)
Other comprehensive income	—	—	—	—	6,455	—	6,455
Stock-based compensation	67	—	5,433	—	—	—	5,433
Taxes withheld on issuance of stock-based awards	—	—	(244)	—	—	—	(244)
Distributions to noncontrolling interest	—	—	—	—	—	(2,200)	(2,200)
Other	—	—	—	37	—	(12)	25
June 30, 2020	199,808	$1,998	$2,283,096	$(637,861)	$(48,535)	$(14,102)	$1,584,596
Net income (loss)	—	—	—	(7,914)	—	582	(7,332)
Other comprehensive income	—	—	—	—	3,019	—	3,019
Stock-based compensation	12	—	5,856	—	—	—	5,856
Taxes withheld on issuance of stock-based awards	—	—	(28)	—	—	—	(28)
Other	—	—	6	(88)	—	3	(79)
September 30, 2020	199,820	$1,998	$2,288,930	$(645,863)	$(45,516)	$(13,517)	$1,586,032

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2018	77,353	$774	$960,773	$54,884	$(42,906)	$2,458	$975,983
Net income	—	—	—	19,656	—	282	19,938
Other comprehensive income	—	—	—	—	1,189	—	1,189
Stock-based compensation	39	—	2,285	—	—	—	2,285
Taxes withheld on issuance of stock-based awards	—	—	(719)	—	—	—	(719)
Other	—	—	—	—	—	14	14
March 31, 2019	77,392	$774	$962,339	$74,540	$(41,717)	$2,754	$998,690
Net income	—	—	—	22,937	—	71	23,008
Other comprehensive income	—	—	—	—	1,042	—	1,042
Stock-based compensation	67	1	2,735	—	—	—	2,736
Taxes withheld on issuance of stock-based awards	—	—	(1,080)	—	—	—	(1,080)
Other	—	—	—	—	—	(14)	(14)
June 30, 2019	77,459	$775	$963,994	$97,477	$(40,675)	$2,811	$1,024,382
Net income	—	—	—	11,394	—	194	11,588
Other comprehensive loss	—	—	—	—	(2,832)	—	(2,832)
Stock-based compensation	—	—	2,524	—	—	—	2,524
Other	—	—	(42)	—	—		(42)
September 30, 2019	77,459	$775	$966,476	$108,871	$(43,507)	$3,005	$1,035,620

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash provided by (used for) operating activities:
Net income (loss)	$(749,834)	$54,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,434	51,126
Amortization	47,827	38,504
Stock-based compensation	13,718	7,545
Loss (gain) on disposal of fixed assets	3,685	(846)
Loss on goodwill and long-lived asset impairment	657,251	1,746
Loss on sale of business	—	2,475
Provision for losses on accounts receivable	2,945	122
Provision for inventory obsolescence and write-downs	15,626	(997)
Amortization of deferred loan costs and accretion of discount	2,480	1,943
Deferred income taxes	(34,318)	(4,439)
Employee benefit plan expense	1,606	1,506
Other	(1,696)	386
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	91,204	14,133
Inventories	62,225	13,232
Prepaid expenses and other current assets	17,737	(16,270)
Accounts payable	(48,519)	(16,861)
Accrued compensation and employee benefits	1,518	(3,651)
Accrued expenses and other liabilities	12,846	14,121
Leased assets	(7,799)	(34,305)
Other	(504)	(614)
Net cash provided by operating activities	189,432	123,390

Cash provided by (used for) investing activities:
Capital expenditures	(32,169)	(31,589)
Acquisitions, net of cash acquired	57,588	(12,500)
Proceeds from sale of fixed assets	9,295	2,954
Payment on sale of business	—	(2,194)
Net cash provided by (used for) investing activities	34,714	(43,329)

Cash provided by (used for) financing activities:
Proceeds from long-term debt	125,000	36,500
Payment of debt issue costs	(4,356)	—
Repayment of long-term debt	(206,713)	(111,500)
Distribution to noncontrolling interest	(2,200)	—
Payment of finance lease obligations	(4,536)	(4,108)
Payments related to taxes withheld on stock-based compensation	(640)	(1,841)
Net cash used for financing activities	(93,445)	(80,949)

Effect of exchange rate changes on cash and cash equivalents	5,471	(317)

Net increase (decrease) in cash and cash equivalents	136,172	(1,205)
Cash and cash equivalents at beginning of period	35,290	41,832
Cash and cash equivalents at end of period	$171,462	$40,627
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

On June 3, 2020, the Company and Ecolab Inc. (“Ecolab”) completed a Reverse Morris Trust transaction in which Ecolab transferred their upstream energy business to Champion X Holding, Inc. (“legacy ChampionX”) and, thereafter, distributed all of the shares of legacy ChampionX common stock to certain Ecolab stockholders (“the Distribution”). Immediately following the Distribution, a wholly owned subsidiary of the Company merged with and into legacy ChampionX, with legacy ChampionX continuing as the surviving company in the Merger and as a wholly owned subsidiary of the Company (“the Merger”). In association with the completion of the Merger, the Company has changed its name from Apergy Corporation (“Apergy”) to ChampionX Corporation, and common shares began trading on the New York Stock Exchange under the symbol “CHX”.

As a result of the Merger, the results of operations of legacy ChampionX have been reflected in our accompanying condensed consolidated financial statements from the closing date of the Merger through September 30, 2020. Results for the periods prior to June 3, 2020 reflect the financial and operating results of Apergy and do not include the financial and operating results of legacy ChampionX. See Note 2—Merger Transaction for additional information on the Merger.

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

Change in Accounting Estimate

During the second quarter, we entered into new commercial agreements, which changed the economics of the leased asset program of our Electrical Submersible Pump (“ESP”) subsidiary in our Production & Automation Technologies segment. As such, we re-evaluated the estimated useful life and salvage value of our assets based on the combination of new commercial contracts and historical operating trends related to the aging of our lease fleet, including functioning assets beyond original expected life. Based on our analysis, effective April 1, 2020, we changed our estimate of useful life and salvage values for certain equipment to better reflect the useful life and estimated values of these assets at the end of their useful life. The estimated useful life, previously estimated at 12 months, was increased to 18 months. The estimated salvage value of the equipment, previously estimated at 50%, was decreased to 0%. The effect of the changes in estimate for the three and nine months ended September 30, 2020, was an increase in depreciation expense of $8.6 million and $26.2 million, respectively, a decrease in net income of $5.7 million and $17.6 million, and a decrease in basic and diluted earnings per share of $0.03 per share and $0.13 per share, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Revisions

We revised our previously issued financial statements for the three and nine months ended September 30, 2019, for the correction of immaterial errors related to: (i) the assessing and recording of liabilities for state sales tax and associated penalties and interest, primarily resulting in an understatement of our selling, general, and administrative expense and interest expense for the three and nine months ended September 30, 2019; and (ii) previously recorded amounts including, but not limited to, the write-off of inventory and leased assets, timing of revenue recognition, and revenue classification, that the Company concluded were immaterial to our previously filed condensed consolidated financial statements. See the following table for the impact of the corrections on our condensed consolidated financial statements:

Condensed Consolidated Statement of Income

	Three Months Ended September 30, 2019
(in thousands, except per share data)	As Reported	Adjustments	As Revised
Product revenue (1)	$244,651	$(4,784)	$239,867
Service revenue (1)	20,708	3,271	23,979
Lease and other revenue (1)	13,022	(29)	12,993
Total revenue	278,381	(1,542)	276,839
Cost of goods and services	186,862	(2,722)	184,140
Gross profit	91,519	1,180	92,699
Selling, general and administrative expense	68,813	(408)	68,405
Interest expense, net	9,537	53	9,590
Income before income taxes	13,478	1,535	15,013
Provision for income taxes	3,059	366	3,425
Net income	10,419	1,169	11,588
Net income attributable to ChampionX	$10,225	$1,169	$11,394

Earnings per share attributable to ChampionX:
Basic	$0.13	$0.02	$0.15
Diluted	$0.13	$0.02	$0.15

Comprehensive income	$7,587	$1,169	$8,756
Comprehensive income attributable to ChampionX	$7,393	$1,169	$8,562

(1) Certain as reported amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported net income (loss).

	Nine Months Ended September 30, 2019
(in thousands, except per share data)	As Reported	Adjustments	As Revised
Product revenue (1)	$787,698	$(12,209)	$775,489
Service revenue (1)	62,056	9,797	71,853
Lease and other revenue (1)	36,372	(211)	36,161
Total revenue	886,126	(2,623)	883,503
Cost of goods and services	579,289	(256)	579,033
Gross profit	306,837	(2,367)	304,470
Selling, general and administrative expense	199,044	177	199,221
Long-lived asset impairment (1)	1,746	—	1,746
Interest expense, net	30,068	158	30,226
Income before income taxes	72,510	(2,702)	69,808
Provision for income taxes	15,672	(398)	15,274
Net income	56,838	(2,304)	54,534
Net income attributable to ChampionX	$56,291	$(2,304)	$53,987

Earnings per share attributable to ChampionX:
Basic	$0.73	$(0.03)	$0.70
Diluted	$0.73	$(0.03)	$0.70

Comprehensive income	$56,237	(2,304)	$53,933
Comprehensive income attributable to ChampionX	$55,690	(2,304)	$53,386

(1) Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported net income (loss).
Condensed Consolidated Statement of Changes in Stockholders’ Equity

	September 30, 2019
(in thousands)	As Reported	Adjustments	As Revised
Stockholders’ Equity:
Capital in excess of par value of common stock	$971,075	$(4,599)	$966,476
Retained earnings	110,458	(1,587)	108,871
Total equity	1,041,806	(6,186)	1,035,620

(in thousands)	As Reported	Adjustments	As Revised
Total equity at December 31, 2018	$981,527	$(5,544)	$975,983
Cumulative effect of accounting changes	(1,662)	1,662	—
Net income	22,569	(2,631)	19,938
Total equity at March 31, 2019	1,005,203	(6,513)	998,690
Net income	23,850	(842)	23,008
Total equity at June 30, 2019	1,031,737	(7,355)	1,024,382
Net income	10,419	1,169	11,588
September 30, 2019	1,041,806	(6,186)	1,035,620

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2019
(in thousands)	As Reported	Adjustments	As Revised
Cash provided by (used for) operating activities:
Net income	$56,838	$(2,304)	$54,534
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Deferred income taxes	(3,717)	(722)	(4,439)
Gain on sale of fixed assets (1)	(846)	—	(846)
Provision for losses on accounts receivable (1)	122	—	122
Amortization of deferred loan costs and accretion of discount (1)	1,943	—	1,943
Other	386	—	386
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	12,218	1,915	14,133
Inventories	11,455	1,777	13,232
Prepaid expenses and other current assets	(16,742)	472	(16,270)
Accounts payable	(15,532)	(1,329)	(16,861)
Accrued compensation and employee benefits	(3,651)	—	(3,651)
Accrued expenses and other liabilities	14,288	(167)	14,121
Leased assets	(34,645)	340	(34,305)
Other	(634)	20	(614)
_______________________
(1) Each of these amounts were included within other on the condensed consolidated statements of cash flows reported for the nine months ended September 30, 2019. These amounts have been reclassified consistent with the presentation in the current reporting period.

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

Acquisition-related costs associated with the Merger were expensed as incurred and total $3.1 million and $60.9 million for the three and nine months ended September 30, 2020, respectively, and are included in selling, general and administrative expense in our condensed consolidated statements of income (loss). The acquisition-related transaction costs consisted primarily of investment banker fees and legal and accounting costs.

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

The following table provides the preliminary allocation of the purchase price as of the acquisition date.

(in thousands)
Cash and cash equivalents	$57,588
Receivables	392,409
Inventories	339,214
Prepaid expenses and other current assets	62,011
Property, plant, and equipment	690,047
Identifiable intangible assets(1)	305,000
Other non-current assets	156,002
Total identifiable assets acquired	2,002,271
Accounts payable	183,445
Other current liabilities(1)	170,433
Long-term debt (2)	537,000
Deferred tax liabilities	93,290
Other liabilities(1)	104,980
Total liabilities assumed	1,089,148
Net identifiable assets acquired	913,123
Add: Negative fair value of non-controlling interests	16,052
Goodwill	367,720
Total net assets acquired	$1,296,895

_______________________
(1) The fair value of the consideration transferred related to the Favorable and Unfavorable supply agreements has been excluded.
(2) In connection with the Merger, we assumed a term loan from legacy ChampionX, of which approximately $26.9 million has been classified as short-term representing the mandatory amortization payments due within the next twelve months. See Note 6—Debt for further information.

Summary of Significant Fair Value Methods

Inventories

Acquired inventory is comprised of raw materials and finished goods.  The preliminary fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value.  The preliminary fair value step-up of $13.6 million of inventories measured on a First In First Out (“FIFO”) basis is amortized to cost of goods and services in the condensed consolidated financial statements as the inventory is sold, which is expected to be a period of three months from the acquisition date.  For inventories measured on a Last In First Out (“LIFO”) basis, the acquired inventory becomes the LIFO base layer inventory.

Property, Plant, and Equipment

The preliminary fair value of identifiable fixed assets was calculated using a combination of valuation approaches, primarily including the cost approach which adjusts estimates of replacement cost for the age, condition and utility of the associated assets, as well as the market approach to value asset types where market comparable data is available, and is summarized below:

(in thousands)	Fair Value	Useful Life (years)
Land and land improvements	$125,733	-
Buildings and leasehold improvements	207,427	5 to 40
Machinery, equipment and other	337,374	3 to 20
Capitalized software and computer hardware	19,513	3 to 7
Total property, plant, and equipment acquired	$690,047

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

(in thousands)	Fair Value	Useful Life (years)
Trademarks and trade names	$25,000	15
Developed technology	115,000	7
Customer relationships	165,000	15
Total identifiable intangible assets acquired	305,000
Favorable supply agreements	55,000	3
Total identifiable intangible assets recognized	$360,000

The weighted average amortization period for identifiable intangible assets recognized is 10.5 years.

Leases

Lease-related assets and liabilities acquired were remeasured at the present value of the future minimum lease payments over the remaining lease term utilizing an updated incremental borrowing rate of the Company as if the acquired leases were new leases as of the acquisition date. Right-of-use assets were further adjusted for any off-market terms of the lease. The remaining lease term is based on the remaining term at the acquisition date plus any renewal or extension options that the Company is reasonably certain will be exercised. Additionally, the Company has elected short-term lease treatment for those acquired lease contracts which, at the acquisition date, have a remaining lease term of 12 months or less. For the leases acquired through the

Merger, the Company will retain the previous lease classification. This resulted in legacy ChampionX assets and liabilities of $100.6 million and $93.2 million, respectively, as of the acquisition date.

Goodwill

Goodwill of $367.7 million arising from the acquisition consisted largely of the expected synergies and economies of scale from combining the operations of the Company and legacy ChampionX. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. We have allocated goodwill of $278.7 million and $89.0 million to our Production Chemical Technologies and Reservoir Chemical Technologies operating segments, respectively. See Note 5—Goodwill And Intangible Assets for a rollforward of our goodwill balance by operating segment.

Pro forma financial information

The results of operations for legacy ChampionX that have been included in our condensed consolidated financial statements from the June 3, 2020 acquisition date through September 30, 2020 include revenue of $644.5 million and net income of $23.1 million. The following unaudited pro forma results of operations have been prepared as though the Merger was completed on January 1, 2019. Pro forma amounts are based on the preliminary purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future. Non-recurring pro forma adjustments including acquisition-related costs directly attributable to the Merger are included within the reported pro forma revenue and net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues	$633,526	$866,506	$2,068,904	$2,634,009
Net income (loss) attributable to ChampionX	4,667	53,251	(789,858)	163,130

Transactions with Ecolab

Certain agreements have been entered into between the Company and Ecolab, including, among others, a Tax Matters Agreement, an Intellectual Property Matters Agreement, a Cross Supply and Product Transfer Agreement, and a Transition Services Agreement, each entered into on the Closing Date; as well as the Employee Matters Agreement entered into on December 18, 2019. Pursuant to the Transition Services Agreement, Ecolab and its subsidiaries as well as legacy ChampionX and its subsidiaries will provide each other with specified support services and other assistance for a limited time following the closing of the Merger.  Charges for services under the agreement are representative of our best estimate of market price and will be determined on an allocated cost basis, subject to an overall annual aggregate cap.  Revenue recognized under the Cross Supply and Product Transfer Agreement for the three and nine months ended September 30, 2020 was $49.5 million and $67.4 million, respectively. The Cross Supply and Product Transfer Agreement also includes a take-or-pay element which requires the Company to purchase a minimum of 13.7 million kilograms of product over a ten-year period, approximately $23.3 million. The Company has the option to terminate early beginning in the fifth year upon a two-year’s notice, subject to a termination fee which declines over the contract term.

NOTE 3—NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Effective January 1, 2020, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update amends the impairment model to utilize an expected credit loss methodology in place of the incurred credit loss methodology for financial instruments. We applied the provisions of this ASU to our financial instruments, mostly consisting of trade receivables, as of January 1, 2020. We utilized the modified retrospective method of adoption; therefore, prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting policies. As of January 1, 2020, we recorded a cumulative adjustment to retained earnings of $1.6 million, net of $0.4 million of income tax benefit.

Our exposure to credit losses is primarily the result of product sales to our customers, resulting in trade receivables with payment terms generally ranging from 30 days to 90 days. We manage credit risk on trade receivables by transacting only with what management believes are financially secure customers. Accounts receivable are carried at the invoiced amounts, less an allowance for doubtful accounts, and generally do not bear interest. The Company estimates the allowance for doubtful accounts for expected credit losses by analyzing accounts receivable balances by applying historical write-off and collection trend rates as well as current economic and market conditions. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Account balances are written off against the allowance when it is determined the receivable will not be recovered.

The following table provides a rollforward of our allowance for credit losses balance:

(in thousands)	Allowance for Credit Losses
December 31, 2019	$8,072
Impact of adoption on January 1, 2020	2,042
Provision for expected credit losses	3,384
Accounts written off	(1,947)
Recoveries	1,770
Foreign currency translation	(470)
September 30, 2020	$12,851

NOTE 4—INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials	$140,875	$50,099
Work in progress	11,051	13,325
Finished goods	354,584	175,774
	506,510	239,198
Inventory reserve	(17,237)	(12,067)
LIFO adjustments	(17,942)	(15,789)
Inventories, net	$471,331	$211,342

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

Goodwill
The carrying amount of goodwill, including changes therein, by reporting segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2019	$—	$809,977	$101,136	$—	$911,113
Acquisition (1)	278,723	—	—	88,997	$367,720
Impairment	—	(616,271)	—	—	$(616,271)
Foreign currency translation	243	(2,473)	—	(3)	$(2,233)
September 30, 2020	$278,966	$191,233	$101,136	$88,994	$660,329

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
Under the market approach, we estimated a fair value based on comparable companies’ market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our March 31, 2020 total public market capitalization and assessed an implied control premium based on the 20-day average of our common stock.
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

During the first quarter of 2020, we recorded a $616.3 million impairment charge to goodwill, consisting of $539.2 million and $77.1 million in our Artificial Lift reporting unit and our Automation reporting unit, respectively. Both reporting units are within our Production & Automation Technologies reportable segment. The goodwill impairment charge includes $560.1 million of non-taxable goodwill, which was recognized as a discrete item in determining our effective tax rate for the period. We did not identify any triggering events at any of our reporting units during the third quarter of 2020.

Long-lived Asset Impairment
Long-lived assets, which include property, plant and equipment, right-of-use assets, and identified intangible assets, comprise a significant amount of our total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and estimated useful lives.

The negative market indicators described above, as well as the results of the previously mentioned fair value determinations of certain of our reporting units, were triggering events indicating that certain of our long-lived tangible and intangible assets may be impaired. We performed recoverability tests on our asset groups as of March 31, 2020, which indicated that long-lived assets associated with two of our asset groups within Production & Automation Technologies were not recoverable as the aggregate amount of estimated undiscounted cash flows of these asset groups was determined to be below their respective carrying values. We estimated the fair value of these intangible and fixed assets using an income approach that required us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts utilized assumptions about demand for our products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions including those regarding oil prices and the general outlook for the global oil and gas industry, among other factors. Financial and credit market volatility directly impacts our fair value measurement through our income forecast. Changes to these assumptions, including, but not limited to: variability of spot and futures prices for crude oil; sustained declines in worldwide rig counts below current analysts’ forecasts; significant deterioration of external financing for our customers; higher risk premiums or higher cost of equity; or any other significant adverse economic news could require a provision for impairment.

Accordingly, the estimated fair value of each of these asset groups was below their respective carrying value and as a result, we recorded a long-lived asset impairment charge of $41.0 million in the first quarter of 2020, consisting of $40.4 million to customer relationships and $0.6 million to trademarks. We did not identify impairment triggering events at any of our asset groups during the third quarter of 2020.

The components of our definite- and indefinite-lived intangible assets were as follows:

	September 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships (1)	$610,091	$309,762	$300,329	$560,316	$353,189	$207,127
Trademarks (1)	59,860	26,459	33,401	35,695	24,830	10,865
Patents	38,280	28,547	9,733	38,436	26,838	11,598
Unpatented technologies	128,700	15,349	113,351	13,700	9,811	3,889
Favorable supply agreements (2)	54,728	5,929	48,799	—	—	—
Drawings and manuals	1,739	1,739	—	2,558	1,758	800
Other	5,299	4,723	576	5,332	4,504	828
	898,697	392,508	506,189	656,037	420,930	235,107
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
Total	$902,297	$392,508	$509,789	$659,637	$420,930	$238,707
_______________________
(1) Includes impairment of customer relationship and trademark intangible assets of $40.4 million and $0.6 million, respectively, all of which relate to asset groups included within our Artificial Lift business.
(2) Favorable supply agreements were entered into as part of the Merger transaction. See Note 2—Merger Transaction for further information.

NOTE 6—DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
2018 Credit Facility	$—	$—
2018 Term Loan Facility	190,000	265,000
2020 Term Loan Facility	530,287	—
6.375% Senior Notes due 2026	300,000	300,000
Finance lease obligations	9,561	9,375
Total	1,029,848	574,375
Net unamortized discounts and issuance costs	(8,688)	(9,709)
Total long-term debt	$1,021,160	$564,666
Current portion of long-term debt (1)	(31,470)	(4,845)
Long-term debt, less current portion	$989,690	$559,821

_______________________
(1) Primarily includes the mandatory amortization payments due within twelve months related to the 2020 Term Loan Facility.

2018 Credit Facility
On February 14, 2020, the Company entered into an amendment to its existing credit facility dated May 9, 2018 (as amended, the “2018 Credit Facility”), which (i) provided for the incurrence of an additional $150 million of revolving commitments under the 2018 Credit Facility, upon consummation of the Merger, (ii) permitted the consummation of the Merger and the incurrence of a senior secured term loan facility (“2020 Term Loan Facility”) in an aggregate amount up to $537 million by legacy ChampionX, and (iii) continued to provide that all obligations under the 2018 Credit Facility continue to be guaranteed by certain of the Company’s wholly owned U.S. subsidiaries, including upon the consummation of the Merger, certain legacy ChampionX wholly owned U.S. subsidiaries. The weighted average interest rate on borrowings during the period was 2.69%.
2020 Term Loan Facility

On June 3, 2020, legacy ChampionX entered into a term loan facility for $537.0 million (“2020 Term Loan Facility”). Proceeds from the 2020 Term Loan Facility were utilized to fund a cash payment of $527.4 million from legacy ChampionX to Ecolab upon the completion of the Merger. We assumed the 2020 Term Loan Facility upon completion of the Merger, which is fully and unconditionally guaranteed by the Company and certain of its wholly owned domestic subsidiaries, which also guarantee the obligations under the 2018 Credit Facility. The 2020 Term Loan Facility matures at the earlier of (i) June 3, 2027 or (ii) January 30, 2026 in the event the Company’s senior unsecured notes due May 1, 2026 remain outstanding. Amounts outstanding under the 2020 Term Loan Facility bear interest, at the option of the Company, at a rate equal to (a) LIBOR plus 5.0% for eurocurrency rate loans (to the extent LIBOR is less than 1%, the LIBOR rate will be deemed to be 1%) or (b) the highest of (i) the Federal Funds Rate plus 1/2 of 1%, (ii) the “prime rate” quoted by Bank of America, N.A., (iii) LIBOR plus 1.00% and (iv) 1.00%, plus 4.0%. The 2020 Term Loan Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. The weighted average interest rate on borrowings during the period was 6.00%.

The term loan is subject to mandatory amortization payments of $6.7 million paid quarterly, beginning on September 30, 2020. Any voluntary prepayment of the 2020 Term Loan Facility which occurs prior to June 3, 2022, is subject to a make-whole prepayment premium on the aggregate prepaid principal amount of the 2020 Term Loan Facility.

Senior Notes

ChampionX has senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by certain wholly owned subsidiaries of ChampionX on a joint and several basis. On June 18, 2020, the wholly owned subsidiaries of legacy ChampionX that guarantee the 2018 Credit Facility and the 2020 Term Loan Facility, delivered a Supplemental Indenture to join as guarantors of the senior notes.

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

As of September 30, 2020 and December 31, 2019, we had $51.6 million and $15.7 million, respectively, of outstanding letters of credit, surety bonds and guarantees which expire at various dates through 2025. These financial instruments are primarily maintained as security for insurance, warranty and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation and Environmental Matters

We are involved in various pending or potential lawsuits, claims and environmental actions that have arisen in the ordinary course of our business. These proceedings primarily involve claims by private parties alleging injury arising out of use of our products, patent infringement, employment matters, and commercial disputes, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and either operating or owned facilities. We review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and accrued to date, and the availability and extent of insurance coverage. We accrue a liability for legal matters that are probable and can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. We are unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation and unfavorable rulings or developments could occur, and there can be no certainty that the Company may not ultimately incur changes in excess of recorded liabilities. However, we believe the most probable, ultimate resolution of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 11 locations, the majority of which are in the U.S., and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of September 30, 2020 environmental liability accruals related to these locations were $8.9 million.

Prior to the Separation, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma ("Norris"). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality ("ODEQ"). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. Now that we have such recommendations, we have begun discussions with ODEQ regarding our proposed long-term remediation plan. The plan is subject to ODEQ’s review, input, and approval. Because we have not yet finalized a plan for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated, however, there have been no changes to our estimated liability as of September 30, 2020.

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after an explosion and fire, resulting in a massive oil spill. Certain entities that are now subsidiaries of ChampionX as a result of the Merger (collectively the “COREXIT Defendants”) supplied COREXIT™ 9500, an oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule, which was used in the response to the spill. In connection with the provision of COREXIT™, the COREXIT Defendants were named in several lawsuits. Cases arising out of the Deepwater Horizon accident were administratively transferred and consolidated for pre-trial purposes under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (“MDL 2179”). Claims related to the response to the oil spill were consolidated in a master complaint captioned the “B3 Master Complaint.” In 2011, Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) named the COREXIT Defendants and other unaffiliated companies as first party defendants (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against the COREXIT Defendants and other unaffiliated cross defendants. In April and June 2011, in support of its defense of the claims against it, the COREXIT Defendants filed counterclaims against the Cross Claimants. On May 18, 2012, the COREXIT Defendants filed a motion for summary judgment as to the claims in the B3 Master Complaint. On November 28, 2012, the Court granted the COREXIT Defendants’ motion and dismissed with prejudice the claims in the B3 Master Complaint asserted against the COREXIT Defendants. There currently remain three cases pending against the COREXIT Defendants relating to the Deepwater Horizon oil spill, all of which are expected to ultimately be dismissed pursuant to the Court’s November 28, 2012 order granting the COREXIT Defendants’ motion for summary judgment.

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

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2018	$(36,146)	$(6,760)	$—	$(42,906)
Other comprehensive income (loss) before reclassifications, net of tax	1,090	(323)	—	767
Reclassification adjustment for net losses included in net income, net of tax	—	422	—	422
Other comprehensive income, net of tax	1,090	99	—	1,189
March 31, 2019	$(35,056)	$(6,661)	$—	$(41,717)
Other comprehensive income (loss) before reclassifications, net of tax	974	—	—	974
Reclassification adjustment for net losses included in net income, net of tax	—	68	—	68
Other comprehensive income (loss), net of tax	974	68	—	1,042
June 30, 2019	$(34,082)	$(6,593)	$—	$(40,675)
Other comprehensive loss before reclassifications, net of tax	(2,900)	—	—	(2,900)
Reclassification adjustment for net losses included in net income, net of tax	—	68	—	68
Other comprehensive income (loss), net of tax	(2,900)	68	—	(2,832)
September 30, 2019	$(36,982)	$(6,525)	$—	$(43,507)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2019	$(35,210)	$(8,827)	$—	$(44,037)
Other comprehensive loss before reclassifications, net of tax	(11,052)	—	—	(11,052)
Reclassification adjustment for net losses included in net income, net of tax	—	99	—	99
Other comprehensive income (loss), net of tax	(11,052)	99	—	(10,953)
March 31, 2020	$(46,262)	$(8,728)	$—	$(54,990)
Other comprehensive income before reclassifications, net of tax	5,703	—	653	6,356
Reclassification adjustment for net losses included in net income, net of tax	—	99	—	99
Other comprehensive income, net of tax	5,703	99	653	6,455
June 30, 2020	$(40,559)	$(8,629)	$653	$(48,535)
Other comprehensive loss before reclassifications, net of tax	3,782	—	(862)	2,920
Reclassification adjustment for net losses included in net income, net of tax	—	99	—	99
Other comprehensive income (loss), net of tax	3,782	99	(862)	3,019
September 30, 2020	$(36,777)	$(8,530)	$(209)	$(45,516)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income (loss) related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items on the condensed consolidated statements of income (loss)
(in thousands)	2020	2019	2020	2019
Pensions and other post-retirement benefits:
Amortization of actuarial loss and other	$132	$91	$396	$274	Other (income) expense, net
Settlement loss	—	—	—	486	Other (income) expense, net
Total before tax	132	91	396	760	Income (loss) before income taxes
Tax benefit	(33)	(23)	(99)	(202)	Provision for (benefit from) income taxes
Net of tax	$99	$68	$297	$558	Net income (loss)

NOTE 9 — EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income (loss) attributable to ChampionX	$(7,914)	$11,394	$(751,287)	$53,987

Weighted-average number of shares outstanding	199,809	77,460	131,064	77,416
Dilutive effect of stock-based compensation	—	113	—	199
Total shares and dilutive securities	199,809	77,573	131,064	77,615

Basic earnings (loss) per share attributable to ChampionX	$(0.04)	$0.15	$(5.73)	$0.70
Diluted earnings (loss) per share attributable to ChampionX	$(0.04)	$0.15	$(5.73)	$0.70

For all periods presented, the computation of diluted earnings (losses) per share excludes awards with an anti-dilutive impact. For the three and nine months ended September 30, 2020, we excluded all outstanding equity awards from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive as we were in a loss position. For the three and nine months ended September 30, 2019, the diluted shares include the dilutive impact of equity awards except for approximately 0.4 million shares that were excluded because their inclusion would be anti-dilutive.

NOTE 10—REVENUE

Our revenue is generated primarily from product sales. Service revenue is generated from providing services to our customers. These services include laboratory and logistics services, chemical management services, troubleshooting, reporting, water treatment services, technical advisory assistance and field services. Lease revenue is derived from rental income of leased production equipment. These lease arrangements generally allow customers to rent equipment on a daily basis with no stated end date. Management accounts for these arrangements as a daily renewal option beginning on the lease commencement date, with the lease term determined as the period in which it is reasonably certain the option will be exercised. We do not track cost of goods sold separately for all of our revenue streams.

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

In certain markets, the Company utilizes joint ventures and independent third-party distributors and sales agents to sell and market products and services. Amounts payable to independent third-party distributors and sales agents may fluctuate based on sales and timing of distributor fee payments. For services rendered by such independent third-party distributors and sales agents, the Company records the consideration received on a net basis within product revenue in our condensed consolidated statements of income. As of September 30, 2020, accrued distributor fees were $36.4 million and nil at December 31, 2019.

Disaggregation of Revenue

Revenue disaggregated by revenue type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Production Chemical Technologies:
Product revenue	$361,167	$—	$480,634	$—
Service revenue	46,933	—	63,165	—
Lease and other revenue	2,051	—	2,354	—
Total Production Chemical Technologies revenue	$410,151	$—	$546,153	$—
Production & Automation Technologies:
Product revenue	$96,605	$185,051	$347,477	$572,797
Service revenue	26,331	23,918	70,720	71,781
Lease and other revenue	13,985	12,993	38,944	36,161
Total Production & Automation Technologies revenue	$136,921	$221,962	$457,141	$680,739
Drilling Technologies:
Product revenue	$15,706	$54,816	$92,576	$202,692
Service revenue	9	61	42	72
Total Drilling Technologies revenue	$15,715	$54,877	$92,618	$202,764
Reservoir Chemical Technologies:
Product revenue	$21,234	$—	$30,473	$—
Service revenue	30	—	97	—
Total Reservoir Chemical Technologies revenue	$21,264	$—	$30,570	$—
Corporate and other: (1)
Product revenue	$46,113	$—	$62,980	$—
Service revenue	3,362	—	4,412	—
Total Corporate and other revenue	$49,475	$—	$67,392	$—
Total Revenue:
Product revenue	$540,825	$239,867	$1,014,140	$775,489
Service revenue	76,665	23,979	138,436	71,853
Lease and other revenue	16,036	12,993	41,298	36,161
Total revenue	$633,526	$276,839	$1,193,874	$883,503

_______________________
(1) Revenue generated from the Cross Supply and Product Transfer Agreement with Ecolab is recorded to Corporate. See Note 2—Merger Transaction for additional information on this arrangement.

Revenue disaggregated by geography was as follows:

	Three Months Ended September 30, 2020
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$136,689	$100,875	$11,308	$10,901	$33,125	$292,898
Canada	53,681	6,018	942	686	136	61,463
Middle East	66,352	10,899	182	4,696	6,048	88,177
Europe	45,720	1,823	1,948	715	5,822	56,028
Australia	5,944	11,266	32	82	—	17,324
Latin America	80,761	4,319	—	1,696	1,278	88,054
Asia-Pacific	11,931	1,382	818	882	3,066	18,079
Other	9,073	339	485	1,606	—	11,503
Total revenue	$410,151	$136,921	$15,715	$21,264	$49,475	$633,526

	Nine Months Ended September 30, 2020
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$178,442	$338,457	$66,142	$15,177	$45,057	$643,275
Canada	69,641	23,140	6,213	817	198	100,009
Middle East	94,500	33,065	722	7,583	8,485	144,355
Europe	62,864	9,481	9,543	987	7,048	89,923
Australia	7,827	32,801	101	93	—	40,822
Latin America	105,795	15,034	22	2,183	1,768	124,802
Asia-Pacific	15,623	4,653	8,495	1,155	4,836	34,762
Other	11,461	510	1,380	2,575	—	15,926
Total revenue	$546,153	$457,141	$92,618	$30,570	$67,392	$1,193,874

	Three Months Ended September 30, 2019
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$—	$169,658	$39,705	$—	$—	$209,363
Canada	—	14,012	5,212	—	—	19,224
Middle East	—	16,030	286	—	—	16,316
Europe	—	4,530	5,939	—	—	10,469
Australia	—	7,919	83	—	—	8,002
Latin America	—	6,816	19	—	—	6,835
Asia-Pacific	—	2,239	3,335	—	—	5,574
Other	—	758	298	—	—	1,056
Total revenue	$—	$221,962	$54,877	$—	$—	$276,839

	Nine Months Ended September 30, 2019
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$—	$527,893	$149,880	$—	$—	$677,773
Canada	—	39,712	14,296	—	—	54,008
Middle East	—	43,440	920	—	—	44,360
Europe	—	14,384	26,134	—	—	40,518
Australia	—	21,927	83	—	—	22,010
Latin America	—	23,917	19	—	—	23,936
Asia-Pacific	—	8,307	10,678	—	—	18,985
Other	—	1,159	754	—	—	1,913
Total revenue	$—	$680,739	$202,764	$—	$—	$883,503

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Contract assets	$—	$285
Contract liabilities - current	16,883	6,148

NOTE 11—RESTRUCTURING AND OTHER RELATED CHARGES

Restructuring and other related charges as classified in our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Segment restructuring charges (1):
Production Chemical Technologies	$2,305	$—	$2,305	$—
Production & Automation Technologies	914	1,246	9,919	2,317
Drilling Technologies	—	526	5,521	526
Reservoir Chemical Technologies	207	—	207	—
Corporate	—	—	368	—
Total	$3,426	$1,772	$18,320	$2,843

Statements of Income (Loss) classification:
Cost of goods and services	$2,228	$1,344	$12,974	$1,743
Selling, general and administrative expense	1,198	428	5,346	1,100
Total (1)	$3,426	$1,772	$18,320	$2,843

_______________________
(1) Total restructuring expenses include asset write-downs, which are not included in the restructuring accrual below.

Restructuring and other related charges during the three and nine months ended September 30, 2020 included the following activities, which the Company expects will be completed by early 2021:

Production Chemical Technologies. Production Chemical Technologies incurred restructuring charges of $2.3 million during the three and nine months ended September 30, 2020, primarily due to costs associated with employee severance and related benefits as a result of workforce reductions to better align the cost base with the significantly lower demand environment.

Production & Automation Technologies. Production & Automation Technologies incurred restructuring charges of $0.9 million and $9.9 million during the three and nine months ended September 30, 2020, respectively, related to various programs, primarily focused on facility closures and consolidations, exit of certain nonstrategic product lines, and workforce reductions.

Drilling Technologies. Drilling Technologies incurred restructuring charges of $5.5 million during the nine months ended September 30, 2020, primarily due to costs associated with employee severance and related benefits as a result of workforce reductions and facility closures to better align the cost base with the significantly lower demand environment.

Reservoir Chemical Technologies. Reservoir Chemical Technologies incurred restructuring charges of $0.2 million during the three and nine months ended September 30, 2020, primarily due to costs associated with employee severance and related benefits as a result of workforce reductions to better align the cost base with the significantly lower demand environment.

The following table details our restructuring accrual activities during the nine months ended September 30, 2020:

(in thousands)	Restructuring Accrual Balance
December 31, 2019	$130
Restructuring charges and asset write downs	10,993
Payments	(12,078)
Liabilities assumed in the Merger	4,843
Other, including foreign currency translation	(39)
September 30, 2020	$3,849

Our liability balance for restructuring and other related charges at September 30, 2020, reflects employee severance and related benefits initiated during the period as well as liabilities assumed in the Merger. Additional programs may be initiated during 2020 with related restructuring charges.

NOTE 12—EQUITY AND CASH INCENTIVE PROGRAMS

Stock-based compensation expense is reported within “Selling, general and administrative expense” in the condensed consolidated statements of income (loss). Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Stock-based compensation expense	$5,856	$2,524	$13,718	$7,545
Tax benefit	(1,342)	(615)	(3,144)	(1,841)
Stock-based compensation expense, net of tax	$4,514	$1,909	$10,574	$5,704

A summary of activity relating to our share-based awards for the nine months ended September 30, 2020, was as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units	Non-Qualified Stock Options
Outstanding at January 1, 2020	422,361	174,726	440,048	—
Granted	—	121,261	583,814	—
Replacement awards (1)	—	—	2,357,733	7,324,853
Forfeited	(7,030)	(5,011)	(24,834)	(9,693)
Exercised / vested	—	(6,891)	(164,314)	(946)
Outstanding at September 30, 2020	415,331	284,085	3,192,447	7,314,214
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

Level 3- Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

	September 30, 2020
	Carrying Amount	Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$1,392	$—	$1,392	$—

Liabilities
Foreign currency forward contracts	$4,647	$—	$4,647	$—

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and is classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. See Note 14—Derivatives And Hedging Transactions for further discussion of gross versus net presentation of the Company’s derivatives.

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

The fair value of our senior notes is based on Level 1 quoted market prices. The fair value of our term loan facilities are based on Level 2 quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Term Loan Facility	$190,000	$185,963	$265,000	$266,161
2020 Term Loan Facility	$530,287	$527,636	$—	$—
6.375% Senior Notes due 2026	$300,000	$288,300	$300,000	$316,710

We consider the inputs for our long-lived asset and goodwill impairment calculations to be Level 3 inputs in the fair value hierarchy. See Note 5—Goodwill And Intangible Assets for further information.

NOTE 14—DERIVATIVES AND HEDGING TRANSACTIONS

The Company uses foreign currency forward contracts to manage risks associated with foreign currency exchange rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. Derivative contracts are recorded as assets and liabilities on the balance sheet at fair value. We evaluate hedge effectiveness at contract inception and thereafter on a quarterly basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Changes in fair value attributable to changes in spot exchange rates for derivative contracts that have been designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged item. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships.

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

The following table summarizes the gross fair value of the Company’s outstanding derivatives and the lines in which they are presented on the condensed consolidated balance sheet. We did not have outstanding derivatives at December 31, 2019:

	September 30, 2020
(in thousands)	Derivative Assets	Derivative Liabilities
Prepaid expenses and other current assets	$1,392	$—
Accrued expenses and other current liabilities	—	4,647
	$1,392	$4,647

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	September 30, 2020	December 31, 2019
Notional value of foreign currency forward contracts	$457,239	$—

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, primarily related to inventory purchases. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts attributable to changes in spot exchange rates are recorded in AOCI until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the condensed consolidated statements of income (loss) as the underlying exposure being hedged. The forward points are marked-to-market monthly and recognized in the same line item in the condensed consolidated statement of income as the underlying exposure being hedged.

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

Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Loss reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$19	$—	$34	$—
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	772	—	1,483	—
Total loss of derivative instruments	$791	$—	$1,517	$—

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

Segment revenue and segment operating profit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Segment revenue:
Production Chemical Technologies	$410,151	$—	$546,153	$—
Production & Automation Technologies	136,921	221,962	457,141	680,739
Drilling Technologies	15,715	54,877	92,618	202,764
Reservoir Chemical Technologies	21,264	—	30,570	—
Corporate and other (1)	49,475	—	67,392	—
Total revenue	$633,526	$276,839	$1,193,874	$883,503

Segment operating profit (loss):
Production Chemical Technologies	$35,172	$—	$45,094	$—
Production & Automation Technologies	(7,454)	18,917	(693,213)	51,849
Drilling Technologies	(5,127)	13,797	2,421	64,853
Reservoir Chemical Technologies	(3,819)	—	(6,630)	—
Total segment operating profit (loss)	18,772	32,714	(652,328)	116,702
Corporate and other (1)	14,131	8,111	93,192	16,668
Interest expense, net	15,935	9,590	36,236	30,226
Income (loss) before income taxes	$(11,294)	$15,013	$(781,756)	$69,808
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

NOTE 16—CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Non-cash information:
Finance lease additions	$4,071	$3,990

Lease program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our lease program. During the nine months ended September 30, 2020 and September 30, 2019, we transferred $26.5 million and $61.2 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

Expenditures for assets that are placed into our leased asset program expected to be recovered through sale are reported in leased assets in the operating section of our condensed consolidated statements of cash flows.  All other capitalizable expenditures for assets that are placed into our lease asset program are classified as capital expenditures in the investing section of our condensed consolidated statements of cash flows. During the nine months ended September 30, 2020 and 2019, such expenditures were estimated to be $12.9 million and $13.9 million, respectively.

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

On June 3, 2020, the Company and Ecolab completed a Reverse Morris Trust transaction in which Ecolab transferred their upstream energy business to legacy ChampionX and, thereafter, distributed all of the shares of legacy ChampionX common stock to certain Ecolab stockholders. Immediately following the Distribution, a wholly owned subsidiary of the Company merged with and into legacy ChampionX, with legacy ChampionX continuing as the surviving company in the Merger and as a wholly owned subsidiary of the Company. The Merger constitutes a business combination, with the Company (formerly known as Apergy) treated as the accounting acquirer and legacy ChampionX treated as the acquired company for accounting purposes. In association with the completion of the Merger, the Company has changed its name from Apergy Corporation to ChampionX Corporation, and common shares began trading on the New York Stock Exchange under the symbol “CHX”. See Note 2—Merger to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

In connection with the Merger, we reorganized our reportable segments. As a result, we have identified two new reportable segments, Production Chemical Technologies and Reservoir Chemical Technologies, which include the results of operations of legacy ChampionX. The legacy Apergy reportable segments remain unchanged. The results of operations of legacy ChampionX have been reflected in our accompanying condensed consolidated financial statements from the closing date of the Merger through September 30, 2020. Results for the periods prior to June 3, 2020 reflect the financial and operating results of legacy Apergy and do not include the financial and operating results of legacy ChampionX. As such, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods.

Basis of Presentation

We revised our previously issued financial statements for the three and nine months ended September 30, 2019, for the correction of immaterial errors. In addition, we made certain reclassifications to conform to the presentation of the current period financial statements. Refer to Note 1—Basis of Presentation to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. For more information on our segments, see Note 15 — Segment Information to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Although oil prices rebounded moderately, we are still below average oil prices experienced during 2019. We expect market conditions to remain challenging throughout the remainder of 2020 and into 2021 as we believe it will take time for global oil demand to recover from the COVID-19 pandemic and for oil supplies to return to normal levels. Outside of the incremental revenues associated with the Merger, we experienced a sequential increase in revenue in North America, primarily within our Production and Automation Technologies segment. This increase was driven by higher volumes across our artificial lift portfolio as customer spending began to recover from the compressed levels experienced during the second quarter. Internationally, markets have been more resilient, particularly in Australia and the Middle East, as the need for artificial lift in those regions is increasing and the international sales cycle is longer than the North American cycle.

Response to the COVID-19 Pandemic

In response to impacts of the COVID-19 pandemic, we implemented a set of immediate actions to reduce operating costs and capital spending. These actions are expected to generate annualized operating cost savings of $135 million during fiscal year 2020 and include:

•	reduction in total ChampionX headcount;

•	company-wide salary reductions, including steeper reductions for executive management and the highest reduction for our chief executive officer; and

•	facility rationalization and elimination of non-essential expenses.

Additionally, we have significantly reduced capital expenditures and expect a full year reduction of approximately $50 million, including ESP leased assets within our Production & Automation Technologies segment. On our recently acquired Chemical Technologies business, we have reduced capital spend by 50% against prior year levels. We are continuing to monitor market developments and will take additional restructuring actions should further declines in oilfield service activities occur.

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$633,526	$276,839	356,687	128.8%
Cost of goods and services	505,066	184,140	320,926	*
Gross profit	128,460	92,699	35,761	38.6%
Selling, general and administrative expense	122,156	68,405	53,751	78.6%
Interest expense, net	15,935	9,590	6,345	66.2%
Other (income) expense, net	1,663	(309)	1,972	*
Income (loss) before income taxes	(11,294)	15,013	(26,307)	*
Provision for (benefit from) income taxes	(3,962)	3,425	(7,387)	*
Net income (loss)	(7,332)	11,588	(18,920)	*
Net income attributable to noncontrolling interest	582	194	388	*
Net income (loss) attributable to ChampionX	$(7,914)	$11,394	(19,308)	*

Gross profit margin	20.3%	33.5%		(1320) bps.
SG&A expense, percent of revenue	19.3%	24.7%		(540) bps.
Effective tax rate	35.1%	22.8%		1230 bps.
_______________________

*	Not meaningful

Revenue. Revenue increased $356.7 million, or 128.8%, in the third quarter of 2020 compared to prior year as a result of $481.2 million of incremental revenues from our recently acquired Chemicals Technologies business. Offsetting these incremental revenues was a $85.0 million decrease in revenue in our Production & Automation Technologies segment driven by a decline in drilling and completion activities and related reduced customer spending in North America and internationally, which affected our artificial lift, digital products, and other production equipment offerings. Additionally, there was a $39.2 million decrease in revenue in our Drilling Technologies segment primarily due to a steep decline in U.S. land-based rig count and drilling activity in the first quarter of 2020.

Gross profit. Gross profit increased $35.8 million, or 38.6%, in third quarter of 2020 compared to the prior year mainly due to $100.1 million of gross profit generated by our recently acquired Chemicals Technologies business, offset by lower sales volume at both Production & Automation Technologies and Drilling Technologies segments, and an increase in depreciation expense of $23.2 million primarily due to a change in salvage value estimate for certain of our leased assets, and depreciation expense incurred on assets acquired related to the Merger.

Selling, general and administrative expense. Selling, general and administrative expense increased $53.8 million, or 78.6%, in the third quarter of 2020 compared to the prior year primarily due to $68.0 million of selling, general and administrative expense generated by our recently acquired Chemicals Technologies business subsequent to the acquisition date. The increase also includes acquisition and integration costs of $8.4 million associated with the merger with legacy ChampionX. The increase in selling, general and administrative expense was partially offset by cost savings resulting from restructuring actions taken in the latter half of 2019 and the second quarter of 2020.

Interest expense, net. Interest expense, net increased $6.3 million in the third quarter of 2020 compared to prior year primarily due to incremental interest expense related to the term loan assumed as part of the Merger.

Provision for (benefit from) income taxes. Our provision for (benefit from) income taxes reflected effective tax rates of 35.1% and 22.8%, in the third quarter of 2020 and 2019, respectively. The effective tax rate was impacted by the effects of valuation allowances in loss jurisdictions and foreign branch earnings.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$1,193,874	$883,503	$310,371	35.1%
Cost of goods and services	950,845	579,033	371,812	64.2%
Gross profit	243,029	304,470	(61,441)	(20.2)%
Selling, general and administrative expense	330,956	199,221	131,735	66.1%
Goodwill impairment	616,271	—	616,271	*
Long-lived asset impairment	40,980	1,746	39,234	*
Interest expense, net	36,236	30,226	6,010	19.9%
Other (income) expense, net	342	3,469	(3,127)	(90.1)%
Income (loss) before income taxes	(781,756)	69,808	(851,564)	*
Provision for (benefit from) income taxes	(31,922)	15,274	(47,196)	*
Net income (loss)	(749,834)	54,534	(804,368)	*
Net income attributable to noncontrolling interest	1,453	547	906	*
Net income (loss) attributable to ChampionX	$(751,287)	$53,987	(805,274)	*

Gross profit margin	20.4%	34.5%		(1410) bps.
SG&A expense, percent of revenue	27.7%	22.5%		520 bps.
Effective tax rate	4.1%	21.9%		(1780) bps.
_______________________
* Not meaningful

Revenue. Revenue for the first nine months of 2020 increased $310.4 million, or 35.1%, year-over-year driven by $644.5 million of incremental revenues associated with our recently acquired Chemicals Technologies business. The increase in revenue was offset by a decrease in Drilling Technologies revenue of $110.1 million year-over-year due to lower volumes and pricing pressure. Additionally, Production & Automation Technologies revenue decreased $223.6 million year-over-year, driven by lower volumes in North America and internationally, and the disposition of our pressure vessel manufacturing business in the second quarter of 2019.

Gross profit. Gross profit for the first nine months of 2020 decreased $61.4 million, or 20.2%, year-over year, reflecting lower sales volumes in our Production & Automation Technologies and Drilling Technologies segments. The decrease is also attributable to an increase in depreciation expense of $45.8 million, primarily due to a change in salvage value estimate for certain of our leased assets and incremental depreciation expense incurred on assets acquired related to the Merger. The decrease in gross profit in Drilling Technologies and Production & Automation Technologies is partially offset with gross profit of $127.0 million generated subsequent to the Merger date by our recently acquired Chemicals Technologies business.

Selling, general and administrative expense. Selling, general and administrative expense for the first nine months of 2020 increased $131.7 million, or 66.1%, year-over-year, primarily due to $92.7 million of selling, general and administrative expense generated subsequent to the acquisition date by our recently acquired Chemicals Technologies business as well as acquisition and integration costs of $78.0 million related to the Merger. The increase also includes an increase of $4.2 million for restructuring charges, and $5.3 million for professional fees incurred related to material weakness remediation. The increase in selling, general and administrative expense was partially offset by cost savings from restructuring actions taken in the second half of 2019 and the second quarter of 2020.

Interest expense, net. Interest expense, net in the first nine months of 2020 increased $6.0 million year-over-year due to a draw on our revolving credit facility during the second quarter, as well as incremental interest expense related to the term loan assumed as part of the Merger, partially offset by the repayment of $75 million of the Company’s term loan during the quarter.

Provision for (benefit from) income taxes. The effective tax rates for the first nine months of 2020 and 2019 were 4.1% and 21.9% respectively. The tax benefit recognized during 2020 reflects the loss before income taxes, largely due to goodwill and intangible asset impairment charges recorded during the first quarter. The effective tax rate was primarily impacted by the tax effects of impairment of non-taxable goodwill of $560.1 million, recognized as a discrete item. Other items impacting the rate include the effects of valuation allowances in loss jurisdictions and foreign branch earnings.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Production Chemical Technologies

(dollars in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020 (1)
Revenue	$410,151	$546,153
Operating profit	35,172	45,094
Operating profit margin	8.6%	8.3%

Depreciation and amortization	$26,407	$33,364
_______________________
(1) The results of operations of the Production Chemical Technologies segment have been reflected in the table above from the closing date of the Merger through September 30, 2020.

Revenue. Production Chemical Technologies revenue is primarily generated from providing E&P and other customers in the oil and natural gas production and midstream markets with solutions to manage and control corrosion, oil and water separation, flow assurance, sour gas treatment and a host of water-related issues. Revenue was $410.2 million for the period. Deteriorating market conditions during the second and third quarters of 2020 have significantly impacted customer demand; however, as Production Chemical Technologies mostly supports existing production, sales are somewhat less sensitive to changes in customers’ capital and operating expenditure budgets related to the exploration for and development of new oil and natural gas reserves, which are more directly affected by trends in oil and natural gas prices.

Operating profit. Production Chemical Technologies generated operating profit of $35.2 million during the three months ended September 30, 2020, which includes depreciation and amortization expense of $26.4 million and an increase to cost of goods sold related to the step-up of inventory as part of the purchase price allocation of $7.6 million.

 Production & Automation Technologies

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$136,921	$221,962	(85,041)	(38.3)%
Operating profit (loss)	(7,454)	18,917	(26,371)	(139.4)%
Operating profit (loss) margin	(5.4)%	8.5%		(1390) bps.

Depreciation and amortization	$30,221	$27,196	3,025	11.1%
Restructuring and other related charges	914	2,194	(1,280)	(58.3)%
Environmental costs	—	1,988	(1,988)	(100.0)%
Acquisition transaction costs	250	167	83	49.7%
______________________

*	Not meaningful

Revenue. Production & Automation Technologies revenue decreased $85.0 million, or 38.3%, as compared to the prior year, primarily due to a decline in customer spending as a result of deteriorating market conditions during the second and third quarters of 2020. The decline in customer spending led to lower volumes and associated lower revenue in our artificial lift, digital products and other production equipment offerings in North America and international markets.

Operating profit. Production & Automation Technologies operating profit decreased $26.4 million in the third quarter of 2020 compared to the prior year primarily due to lower sales volume as noted above. The decrease in costs of goods and services of approximately $42.9 million as well as a $14.5 million reduction in selling, general and administrative costs partially offset the decline in revenue. The decline in costs is predominantly volume driven, further supplemented by various cost reduction initiatives initiated during the latter part of 2019 and first half of 2020 in response to the economic downturn. These cost initiatives were implemented to better align the segment’s cost base with the significantly lower demand environment.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$457,141	$680,739	(223,598)	(32.8)%
Operating profit (loss)	(693,213)	51,849	(745,062)	*
Operating profit (loss) margin	(151.6)%	7.6%		(15920) bps.

Depreciation and amortization	$99,327	$82,177	17,150	20.9%
Goodwill impairment	616,271	—	616,271	*
Long Lived Asset Impairment	40,980	1,746	39,234	*
Restructuring and other related charges **	9,919	6,225	3,694	59.3%
Environmental costs	—	1,988	(1,988)	(100.0)%
Acquisition transaction costs	910	167	743	*
_______________________

*	Not meaningful
** Includes a $2.5 million loss on disposal during the nine months ended September 30, 2019, related to our pressure vessel manufacturing business.

Revenue. Production & Automation Technologies revenue for the nine months of 2020 decreased $223.6 million, or 32.8%, year-over-year, driven by lower volumes in North America and internationally due to deteriorating market conditions during the first half of 2020, and the disposition of our pressure vessel manufacturing business in the second quarter of 2019.

Operating profit. Production & Automation Technologies operating profit decreased $745.1 million year-over-year primarily driven by goodwill and long-lived asset impairment charges of $616.3 million and $41.0 million, respectively, in the first quarter of 2020. Excluding impairment charges, operating profit decreased $89.6 million, primarily due to lower sales volume, an increase in depreciation and amortization expense of $17.2 million primarily related to a change in salvage value estimate for certain of our leased assets, and increased restructuring expense and other related charges of $3.7 million, partially offset by decreased environmental costs of $2.0 million.

Drilling Technologies

	Three Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$15,715	$54,877	(39,162)	(71.4)%
Operating profit (loss)	(5,127)	13,797	(18,924)	(137.2)%
Operating profit margin	(32.6)%	25.1%		(5770) bps.

Depreciation and amortization	$1,936	$2,244	(308)	(13.7)%
Restructuring and other related charges	—	526	(526)	(100.0)%

Revenue. Drilling Technologies revenue decreased $39.2 million, or 71.4%, in the third quarter of 2020 compared to the prior year primarily due to a steep decline in U.S. land-based rig count and associated decline in customer spending on drilling activities, which negatively impacted sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Drilling Technologies operating profit decreased $18.9 million in the third quarter of 2020 compared to the prior year period primarily due to lower revenue.

	Nine Months Ended September 30,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$92,618	$202,764	(110,146)	(54.3)%
Operating profit	2,421	64,853	(62,432)	(96.3)%
Operating profit margin	2.6%	32.0%		(2940) bps.

Depreciation and amortization	$6,045	7,079	(1,034)	(14.6)%
Restructuring and other related charges	5,521	526	4,995	*

Revenue. Drilling Technologies revenue decreased $110.1 million, or 54.3%, year-over-year primarily due to a steep decline in U.S. land-based rig count and associated decline in customer spending on drilling activities, which negatively impacted sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Drilling Technologies operating profit decreased $62.4 million year-over-year due to lower revenue and increased restructuring charges of $5.0 million associated with employee severance and related benefits, partially offset by productivity savings.

Reservoir Chemical Technologies

(dollars in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020 (1)
Revenue	$21,264	$30,570
Operating loss	(3,819)	(6,630)
Operating loss margin	(18.0)%	(21.7)%

Depreciation and amortization	$1,923	$4,141
______________________
(1) The results of operations of the Reservoir Chemical Technologies segment have been reflected in the table above from the closing date of the Merger through September 30, 2020.

Revenue. Reservoir Chemical Technologies revenue is primarily comprised of the sale of specialty products that support well stimulation, construction (including drilling and cementing) and remediation needs to service and equipment companies that support global E&P companies. Revenue was $21.3 million for the period. Reservoir Chemical Technologies products are sensitive to changes in its customers’ capital expenditure budgets as they relate closely to the exploration and development of new oil and natural gas reserves. This exploration and development activity is affected by trends in oil and natural gas prices and its customers’ corresponding levels of drilling activity, capital investment and well development.

Operating profit. Reservoir Chemical Technologies generated operating loss of $3.8 million in the third quarter of 2020, which includes depreciation and amortization expense of $1.9 million. Reservoir Chemical Technologies generated operating loss of $6.6 million for the nine months of 2020, which includes depreciation and amortization expense of $4.1 million and an increase in cost of goods sold related to the step-up of inventory as part of the purchase price allocation of $0.5 million.

CAPITAL RESOURCES AND LIQUIDITY

Overview

At September 30, 2020, we had cash and cash equivalent balances of $171.5 million for the primary purpose of working capital and operational support needs. During the second quarter, in order to ensure appropriate liquidity as a result of the industry downturn, the negative business impacts of COVID-19, and to have sufficient funds to extinguish merger-related transaction expenses, we borrowed $125 million against our revolving credit facility. As a result of ongoing robust cash generation throughout the second and third quarters, the Company was able to fully repay the $125 million borrowing during the second quarter as well as an additional $82 million during the third quarter.

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

At September 30, 2020, we had a long-term debt balance of $989.7 million, net of the current portion of long-term debt of $31.5 million, primarily consisting of our term loan due 2027 with a principal amount of $530.3 million, our senior notes due in 2026 with a principal amount of $300.0 million, and our term loan due in 2025 with a principal amount of $190.0 million. We also have access to a revolving credit facility which expires in May of 2023, which had an unused capacity of $355.4 million at September 30, 2020.

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

Given the uncertainty created by the lack of visibility of future operating conditions in the current market environment and over the remainder of the year, we are restricting our capital expenditures to maintenance requirements and integration related investments only. We expect our full year 2020 capital expenditures, combined with investment in leased assets in the net cash from operating activities section of our consolidated statement of cash flows, to be between $50 to $55 million.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash provided by operating activities	$189,432	$123,390
Cash provided by (used in) investing activities	34,714	(43,329)
Cash used in financing activities	(93,445)	(80,949)
Effect of exchange rate changes on cash and cash equivalents	5,471	(317)
Net increase (decrease) in cash and cash equivalents	$136,172	$(1,205)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2020 increased $66.0 million compared to 2019. The increase in cash provided by operating activities was primarily driven by increases from changes in our operating assets and liabilities in 2020 as compared to 2019, primarily due to an increase in cash received related to the collection of trade receivables and a reduction in our cash outflows for inventory procurement and cash outflows on leased assets due to strict adherence to cost and capital discipline. Partially offsetting the increase in cash provided by operating cash flows was lower net income, adjusted for non-cash items, and merger related acquisition and integration costs incurred during the period.

Expenditures for assets that are placed into our lease asset program expected to be recovered through sale are reported in leased assets in the operating section of our condensed consolidated statements of cash flows.  All other capitalizable expenditures for assets that are placed into our lease asset program are classified as capital expenditures in the investing section of our condensed consolidated statements of cash flows.

Investing Activities

Cash provided by investing activities was $34.7 million for the nine months ended September 30, 2020, and was primarily comprised of cash acquired in the merger with legacy ChampionX of $57.6 million and $9.3 million of cash proceeds on sale of fixed assets, partially offset by capital expenditures of $32.2 million.

Cash used in investing activities was $43.3 million for the nine months ended September 30, 2019 and was primarily comprised of capital expenditures of $31.6 million, a $12.5 million payment to acquire a business comprising certain assets used in the manufacturing of downhole monitoring systems, and a $2.2 million payment related to the sale of our pressure vessel manufacturing business in our Production & Automation Technologies segment, partially offset by $3.0 million of cash proceeds from the sale of fixed assets.

Financing Activities

Cash used in financing activities of $93.4 million for the nine months ended September 30, 2020, was primarily the result of repayments totaling $81.7 million on our Term Loan Facilities, $4.4 million in debt issuance costs related to the amendment of the credit agreement, as discussed in Note 6—Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, $4.5 million of payments of finance lease obligations, and a distribution of $2.2 million to one of our non-controlling interests. Net borrowings under our revolving credit facility totaled zero in 2020 as we borrowed and fully repaid the borrowing within the same period.

Cash used in financing activities of $80.9 million for the nine months ended September 30, 2019, was primarily the result of $111.5 million of debt repayment on the principal balance of our term loan and payments totaling $4.1 million for finance lease obligations, partially offset by proceeds on long-term debt of $36.5 million.

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

The following summarized financial information presents the Parent and Guarantors (collectively and together with the Parent, the “Obligor Group”) on a combined basis:

Condensed Combined Statement of Loss of the Obligor Group

(dollars in thousands)	Nine Months Ended September 30, 2020
Total Revenue	$1,113,381
Cost of goods and services	882,034
Selling, general and administrative expense	318,327
Goodwill impairment	(396,017)
Long-lived asset impairment	(40,980)
Loss before income taxes	(559,541)
Net loss	$(533,277)

Condensed Combined Balance Sheets of the Obligor Group

(dollars in thousands)	September 30, 2020	December 31, 2019
Current assets:
Current assets	$1,264,872	$419,692
Non-current assets:
Goodwill	611,223	639,280
Advances due from affiliates	17,421	18,534
Other non-current assets	1,230,457	430,553
Total assets	$3,123,973	$1,508,059

Current liabilities:
Current liabilities	$652,004	$173,372
Non-current liabilities:
Advances due to affiliates	91,686	87,682
Other non-current liabilities	1,279,455	664,581
Total liabilities	$2,023,145	$925,635

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
During the nine months ended September 30, 2020, we made a $75.0 million payment on our 2018 Term Loan Facility and amortization payments of $6.7 million on the 2020 Term Loan Facility.

Revolving Credit Facility

A summary of our revolving credit facility at September 30, 2020, was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$400.0	$—	$44.6	$355.4	May 2023

Additionally, we have a letter of credit outside of the revolving credit facility of approximately $0.2 million. As of September 30, 2020, we were in compliance with all restrictive covenants under our revolving credit facility.

2020 Term Loan Facility

On June 3, 2020, prior to the closing of the Merger, legacy ChampionX entered into a term loan facility for $537.0 million (“2020 Term Loan Facility”). Proceeds from the 2020 Term Loan Facility were utilized to fund a cash payment of $527.4 million from legacy ChampionX to Ecolab prior to the closing of the Merger. We assumed the 2020 Term Loan Facility upon completion of the Merger, which is fully and unconditionally guaranteed by the Company and certain of its wholly-owned domestic subsidiaries, which also guarantee the obligations under the 2018 Term Loan Facility. The 2020 Term Loan Facility matures at the earlier of (i) June 3, 2027 or (ii) January 30, 2026 in the event the Company’s senior unsecured notes due May 1, 2026 remain outstanding. Amounts outstanding under the 2020 Term Loan Facility bear interest, at the option of the Company, at a rate equal to (a) LIBOR plus 5.0% for eurocurrency rate loans or (b) the highest of (i) the Federal Funds Rate plus 1/2 of 1%, (ii) the “prime rate” quoted by Bank of America, N.A., (iii) LIBOR plus 1.00% and (iv) 1.00%, plus 4.0%. The 2020 Term Loan Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type.

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

Foreign Currency Risk

We conduct operations around the world in a number of different currencies. Many of our foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. When transactions are denominated in currencies other than our subsidiaries’ respective functional currencies, both with external parties and intercompany relationships, these transactions result in increased exposure to foreign currency exchange effects. The Company uses foreign currency forward contracts to manage risks associated with foreign currency exchange rates. As of September 30, 2020, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material.

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

As of September 30, 2020, we had unhedged variable rate debt of $190.0 million related to our 2018 Term Loan Facility with an interest rate of 2.69%. A hypothetical 10% adverse movement in the interest rate, or 27 basis points, would result in an increase to interest expense of $0.5 million on an annualized basis.

We also had unhedged variable rate debt of $530.3 million related to our 2020 Term Loan Facility with an interest rate of 6.00%. A hypothetical 10% adverse movement in the interest rate, or 60 basis points, would result in an increase to interest expense of $1.9 million. As the 2020 Term Loan Facility was acquired as part of the Merger on June 3, 2020, we have calculated the interest rate sensitivity on the interest expense expected to be incurred for the period subsequent to the Merger date through December 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 because of the material weaknesses in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) described in Item 9A - Controls and Procedures in our Form 10-K for the year ended December 31, 2019.

In conducting management’s evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020, we have excluded the operations of ChampionX Holding Inc. (“legacy ChampionX”) as permitted by the SEC. As part of our ongoing integration of legacy ChampionX, we continue to incorporate our controls and procedures into legacy ChampionX subsidiaries and to expand our company-wide controls to reflect the risks inherent in an acquisition of this size and complexity. The legacy ChampionX subsidiaries account for approximately 51.1% of our total assets as of September 30, 2020.

Notwithstanding the material weaknesses noted above, our management, including our principal executive officer and principal financial officer, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented.

Remediation Activities

As described in Item 9A - Controls and Procedures in our Form 10-K for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. Management, with oversight from the Audit Committee, developed a remediation plan to address the material weaknesses. As part of our remediation plan, we have implemented new and enhanced processes, procedures and controls to address certain control deficiencies that led to the material weaknesses. Specifically, management has:

•
Reviewed staffing competencies and resource requirements at ESP and within the Artificial Lift business and used the results of our review as part of our overall financial statement risk assessment process.

•
Made personnel changes, including terminations and hiring of staff for both current and newly created positions, at ESP and within the Artificial Lift business in order to strengthen the control environment and to ensure we have a sufficient complement of resources with an appropriate degree of knowledge, expertise and skills commensurate with our financial statement requirements.

•
Engaged third party experts to assist management in assessing and designing new and enhanced processes, procedures, and controls, including automation of certain processes and controls, at ESP and within the Artificial Lift business.

•
Implemented policies, procedures and controls at ESP and within the Artificial Lift business to (i) ensure price and quantity are accurately recorded and supported by agreements with customers as part of the revenue recognition process and (ii) properly calculate and support management’s review and assessment for the valuation of accounts receivable reserves.

•
Implemented policies, procedures and controls at ESP to (i) ensure manual journal entries are properly prepared and reviewed for accuracy and appropriate supporting documentation and (ii) properly account for inventory transfers and fixed asset deployments and disposals as part of ESP’s leased asset program.

•
Conducted policies and procedural training for all personnel responsible for the performance of control activities over financial reporting as well as specific training for personnel responsible for control activities associated with manual journal entries, revenue recognition, accounts receivable, inventory and fixed assets at ESP and within the Artificial lift business.

•	Enhanced and formalized certain elements of our Enterprise Risk Management program, including our review and response to significant business changes, within our risk assessment process.

•
Implemented controls to ensure proper segregation of duties associated with user access rights to system capabilities within the general ledger, specifically the restriction of a system user’s ability to both prepare and post journal entries.

Changes in Internal Control Over Financial Reporting
Except as described above, there were no changes in internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information concerning our risk factors is contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and is incorporated by reference herein.

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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company which is part of legacy ChampionX completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $0.13 million during the period from July 1, 2020 to September 30, 2020. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the abovementioned statute.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
22.1	List of Issuer and Subsidiary Guarantors of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to ChampionX’s From 10-Q for the quarterly period ended June 30, 2020 filed August 7, 2020)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith
† Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	October 30, 2020