Form 10-Q
period 2021-03-31
ChampionX Corp
filed 2021-04-29
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
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

The registrant had 201,339,489 shares of common stock, $0.01 par value, outstanding as of April 23, 2021.

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

All of our forward-looking statements involve risks, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements are those set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update, revise or correct any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required under the federal securities laws.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Product revenue	$585,357	$224,445
Service revenue	80,626	24,925
Lease and other revenue	18,905	12,064
Total revenue	684,888	261,434
Cost of goods and services	522,556	179,095
Gross profit	162,332	82,339
Selling, general and administrative expense	143,478	78,143
Goodwill impairment	—	616,271
Long-lived asset impairment	—	40,980
Interest expense, net	13,971	9,039
Other (income) expense, net	(1,936)	(1,633)
Income (loss) before income taxes	6,819	(660,461)
Provision for (benefit from) income taxes	2,782	(27,006)
Net income (loss)	4,037	(633,455)
Less: Net income (loss) attributable to noncontrolling interest	(1,735)	273
Net income (loss) attributable to ChampionX	$5,772	$(633,728)

Earnings (losses) per share attributable to ChampionX: *
Basic	$0.03	$(8.18)
Diluted	$0.03	$(8.18)
Weighted-average shares outstanding: *
Basic	200,580	77,477
Diluted	207,271	77,477
_______________________
* See Note 12 — Earnings Per Share

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$4,037	$(633,455)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	3,213	(11,052)
Cash flow hedges (2)	413	—
Defined pension and other post-retirement benefits adjustments, net (3)	167	99
Other comprehensive income (loss)	3,793	(10,953)
Comprehensive income (loss)	7,830	(644,408)
Comprehensive income (loss) attributable to noncontrolling interest	(1,735)	273
Comprehensive income (loss) attributable to ChampionX	$9,565	$(644,681)
_______________________
(1) Net of income tax (expense) benefit of $0 for the three months ended March 31, 2021 and 2020.
(2) Net of income tax (expense) benefit of $(72) for the three months ended March 31, 2021.
(3) Net of income tax (expense) benefit of $47 and $33 for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$259,821	$201,421
Receivables, net	528,142	559,545
Inventories, net	435,272	430,112
Prepaid expenses and other current assets	78,019	74,767
Total current assets	1,301,254	1,265,845
Property, plant and equipment, net of accumulated depreciation of $504,702 in 2021 and $494,490 in 2020	833,256	854,536
Operating lease right-of-use assets	125,328	122,481
Goodwill	686,455	680,594
Intangible assets, net	457,275	479,009
Other non-current assets	72,221	73,311
Total assets	$3,475,789	$3,475,776
Liabilities and Equity
Current portion of long-term debt	$26,850	$26,850
Accounts payable	333,765	299,666
Accrued compensation and employee benefits	61,380	70,303
Current portion of operating lease liabilities	36,375	33,234
Accrued distributor fees	22,044	37,465
Accrued expenses and other current liabilities	152,021	155,042
Total current liabilities	632,435	622,560
Long-term debt	899,469	905,764
Deferred income taxes	139,715	156,283
Operating lease liabilities	82,863	83,553
Other long-term liabilities	92,201	95,041
Total liabilities	1,846,683	1,863,201
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 201.0 million shares and 200.4 million shares issued and outstanding in 2021 and 2020, respectively	2,010	2,004
Capital in excess of par value of common stock	2,302,406	2,293,179
Accumulated deficit	(632,685)	(638,457)
Accumulated other comprehensive loss	(26,962)	(30,755)
ChampionX stockholders’ equity	1,644,769	1,625,971
Noncontrolling interest	(15,663)	(13,396)
Total equity	1,629,106	1,612,575
Total liabilities and equity	$3,475,789	$3,475,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2020	200,380	$2,004	$2,293,179	$(638,457)	$(30,755)	$(13,396)	$1,612,575
Net income (loss)	—	—	—	5,772	—	(1,735)	4,037
Other comprehensive income	—	—	—	—	3,793	—	3,793
Stock-based compensation	64	—	6,442	—	—	—	6,442
Stock options exercised	577	6	3,341	—	—	—	3,347
Taxes withheld on issuance of stock-based awards	—	—	(556)	—	—	—	(556)
Cumulative translation adjustments	—	—	—	—	—	268	268
Distributions to noncontrolling interest	—	—	—	—	—	(800)	(800)
March 31, 2021	201,021	$2,010	$2,302,406	$(632,685)	$(26,962)	$(15,663)	$1,629,106

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2019	77,460	$775	$969,174	$107,048	$(44,037)	$3,254	$1,036,214
Cumulative effect of accounting changes	—	—	—	(1,573)	—	—	(1,573)
Net income (loss)	—	—	—	(633,728)	—	273	(633,455)
Other comprehensive loss	—	—	—	—	(10,953)	—	(10,953)
Stock-based compensation	44	—	2,429	—	—	—	2,429
Taxes withheld on issuance of stock-based awards	—	—	(368)	—	—	—	(368)
March 31, 2020	77,504	$775	$971,235	$(528,253)	$(54,990)	$3,527	$392,294

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash provided by (used for) operating activities:
Net income (loss)	$4,037	$(633,455)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,150	16,970
Amortization	21,851	12,862
Stock-based compensation	6,442	2,429
Loss (gain) on disposal of fixed assets	1,954	(386)
Loss on goodwill and long-lived asset impairment	—	657,251
Provision (recovery) of bad debt	(1,413)	2,427
Provision for inventory obsolescence and write-downs	4,856	—
Amortization of deferred loan costs and accretion of discount	948	708
Deferred income taxes	(2,450)	(28,417)
Employee benefit plan expense	718	383
Other	103	349
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	30,019	(6,740)
Inventories	(6,511)	6,587
Prepaid expenses and other current assets	(1,247)	4,129
Accounts payable	36,227	3,068
Accrued compensation and employee benefits	(8,467)	(9,799)
Accrued expenses and other liabilities	(34,399)	12,153
Leased assets	(1,138)	(7,972)
Other	(466)	(3,325)
Net cash provided by operating activities	90,214	29,222

Cash provided by (used for) investing activities:
Capital expenditures	(25,579)	(7,467)
Proceeds from sale of fixed assets	912	721
Net cash used for investing activities	(24,667)	(6,746)

Cash provided by (used for) financing activities:
Payment of debt issue costs	—	(1,284)
Repayment of long-term debt	(6,712)	—
Distributions to noncontrolling interest	(800)	—
Payment of finance lease obligations	(1,215)	(1,492)
Proceeds from exercise of stock options	3,347	—
Payments related to taxes withheld on stock-based compensation	(556)	(368)
Net cash used for financing activities	(5,936)	(3,144)

Effect of exchange rate changes on cash and cash equivalents	(1,211)	(986)

Net increase (decrease) in cash and cash equivalents	58,400	18,346
Cash and cash equivalents at beginning of period	201,421	35,290
Cash and cash equivalents at end of period	$259,821	$53,636
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

On June 3, 2020, the Company and Ecolab Inc. (“Ecolab”) completed a Reverse Morris Trust transaction in which we acquired the Chemical Technologies business (“the Merger”). In association with the completion of the Merger, the Company changed its name from Apergy Corporation (“Apergy”) to ChampionX Corporation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ChampionX have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from our estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments unless otherwise specified) necessary for a fair statement of our financial condition and results of operations as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2021.

NOTE 2—MERGER TRANSACTION

On June 3, 2020 we completed the acquisition of the Chemical Technologies business. To complete the acquisition, we issued 122.2 million shares of common stock, at a share price of $10.34 per share, in exchange for 100% equity ownership of Chemical Technologies.

Preliminary Purchase Price Allocation

The acquisition-date fair value of the consideration transferred consisted of the following:

(in thousands)
Equity consideration	$1,263,931
Replacement awards attributable to pre-combination services(1)	43,964
Unfavorable supply agreement(2)	46,000
Favorable supply agreement(2)	(59,000)
Fair value of consideration transferred	$1,294,895
_______________________
(1) Represents the fair value of the replacement equity awards to the extent services were provided by employees of Chemical Technologies prior to closing.
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

As of March 31, 2021, we have substantially completed the allocation of the consideration. The primary areas in which the preliminary purchase price allocation is not yet finalized relate to filing of income tax returns that provide taxes payable and receivable from tax authorities as well as under the Tax Matters Agreement with Ecolab, deferred income taxes and residual goodwill. We will complete the purchase price allocation and valuation during the second quarter of 2021.

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
(2) In connection with the Merger, we assumed a term loan from Chemical Technologies, of which approximately $26.9 million has been classified as short-term representing the mandatory amortization payments due within the next twelve months. See Note 7—Debt for further information.

Pro forma financial information

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

Three Months Ended March 31,
(in thousands, except per share data)	2020
Revenues	$820,695
Net income (loss) attributable to ChampionX	(734,425)

Included in the net income (loss) attributable to ChampionX on a pro forma basis were goodwill and long-lived asset impairment charges of $805.0 million during the three months ended March 31, 2020.

NOTE 3—NEW ACCOUNTING STANDARDS

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

NOTE 4 — SEGMENT INFORMATION

Our reporting segments are:

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

Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Segment revenue:
Production Chemical Technologies	$412,371	$—
Production & Automation Technologies	166,845	205,479
Drilling Technologies	34,994	55,955
Reservoir Chemical Technologies	29,891	—
Corporate and other (1)	40,787	—
Total revenue	$684,888	$261,434

Segment operating profit (loss):
Production Chemical Technologies	$30,357	$—
Production & Automation Technologies	5,362	(648,591)
Drilling Technologies	6,386	11,359
Reservoir Chemical Technologies	(3,228)	—
Total segment operating profit (loss)	38,877	(637,232)
Corporate and other (1)	18,087	14,190
Interest expense, net	13,971	9,039
Income (loss) before income taxes	$6,819	$(660,461)
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

Revenue disaggregated by geography was as follows:

	Three Months Ended March 31, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$149,864	$126,374	$25,407	$15,609	$25,556	$342,810
Canada	61,292	12,528	3,827	729	158	78,534
Middle East & Africa	58,370	10,272	716	6,062	5,583	81,003
Europe	42,608	1,983	2,499	1,389	2,257	50,736
Australia	6,395	9,576	117	54	—	16,142
Latin America	71,616	4,642	—	3,019	1,431	80,708
Asia-Pacific	10,492	1,463	1,553	1,120	5,802	20,430
Other	11,734	7	875	1,909	—	14,525
Total revenue	$412,371	$166,845	$34,994	$29,891	$40,787	$684,888

	Three Months Ended March 31, 2020
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$—	$154,430	$40,940	$—	$—	$195,370
Canada	—	13,124	4,828	—	—	17,952
Middle East & Africa	—	11,905	458	—	—	12,363
Europe	—	6,339	5,691	—	—	12,030
Australia	—	9,222	46	—	—	9,268
Latin America	—	7,560	22	—	—	7,582
Asia-Pacific	—	1,978	3,508	—	—	5,486
Other	—	921	462	—	—	1,383
Total revenue	$—	$205,479	$55,955	$—	$—	$261,434
Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Contract liabilities - current	$16,993	$16,668

NOTE 6—INTANGIBLE ASSETS

The components of our definite- and indefinite-lived intangible assets were as follows:

	March 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$593,566	$332,497	$261,069	$593,068	$321,298	$271,770
Trademarks	59,875	28,927	30,948	59,881	27,565	32,316
Patents	38,749	29,827	8,922	38,635	29,289	9,346
Unpatented technologies	133,697	24,290	109,407	133,700	19,958	113,742
Favorable supply agreements	59,000	16,118	42,882	59,000	11,308	47,692
Drawings and manuals	1,797	1,797	—	1,783	1,783	—
Other	5,398	4,951	447	5,374	4,831	543
	892,082	438,407	453,675	891,441	416,032	475,409
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
Total	$895,682	$438,407	$457,275	$895,041	$416,032	$479,009

NOTE 7—DEBT

Long-term debt consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
2018 Credit Facility	$—	$—
2018 Term Loan Facility	140,000	140,000
2020 Term Loan Facility	516,863	523,575
6.375% Senior Notes due 2026	277,041	277,041
Total	933,904	940,616
Net unamortized discounts and issuance costs	(7,585)	(8,002)
Total long-term debt	$926,319	$932,614
Current portion of long-term debt (1)	(26,850)	(26,850)
Long-term debt, less current portion	$899,469	$905,764
_______________________
(1) Represents the mandatory amortization payments due within twelve months related to the 2020 Term Loan Facility.

The 2020 Term Loan Facility is subject to mandatory amortization payments of $6.7 million paid quarterly, which began on September 30, 2020, and contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of March 31, 2021. The weighted average interest rate on borrowings during the period was 2.64% and 6.00% for the 2018 Term Loan Facility and 2020 Term Loan Facility, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

In connection with the Company’s separation from Dover Corporation (“Dover”) in 2018, we entered into agreements with Dover that govern the treatment between Dover and us for certain indemnification matters and litigation responsibility. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and to place financial responsibility for the obligations and liabilities of Dover’s business with Dover. The separation and distribution agreement also establishes procedures for handling claims subject to indemnification and related matters. In addition, pursuant to the tax matters agreement, we have agreed to indemnify Dover and its affiliates against any and all tax-related liabilities incurred by them relating to the separation and/or certain related transactions to the extent caused by an acquisition of ChampionX stock or assets or by any other action or failure to act undertaken by ChampionX or its affiliates.

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

As of March 31, 2021 and December 31, 2020, we had $88.0 million and $88.8 million, respectively, of outstanding letters of credit, surety bonds and guarantees which expire at various dates through 2027. These financial instruments are primarily maintained as security for insurance, warranty and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 11 locations, the majority of which are in the U.S., and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of March 31, 2021 environmental liability accruals related to these locations were $7.7 million.

Prior to the separation from Dover in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma ("Norris"). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality ("ODEQ"). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2020. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated, however, there have been no changes to our estimated liability as of March 31, 2021.

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after an explosion and fire, resulting in a massive oil spill. Certain entities that are now subsidiaries of ChampionX as a result of the Merger (collectively the “COREXIT Defendants”) supplied COREXIT™ 9500, an oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule, which was used in the response to the spill. In connection with the provision of COREXIT™, the COREXIT Defendants were named in several lawsuits. Cases arising out of the Deepwater Horizon accident were administratively transferred and consolidated for pre-trial purposes under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 in the United States District Court in the Eastern District of Louisiana (E.D. La.) (“MDL 2179”). Claims related to the response to the oil spill were consolidated in a master complaint captioned the “B3 Master Complaint.” In 2011, Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) named the COREXIT Defendants and other unaffiliated companies as first party defendants (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against the COREXIT Defendants and other unaffiliated cross defendants. In April and June 2011, in support of its defense of the claims against it, the COREXIT Defendants filed counterclaims against the Cross Claimants. On May 18, 2012, the COREXIT Defendants filed a motion for summary judgment as to the claims in the B3 Master Complaint. On November 28, 2012, the Court granted the COREXIT Defendants’ motion and dismissed with prejudice the claims in the B3 Master Complaint asserted against the COREXIT Defendants. There currently remain three “B3” cases that had asserted claims against Nalco and that remain pending against other defendants. Because the Court’s decision was not a “final judgment” for purposes of appeal with respect to those claims, under Federal Rule of Appellate Procedure 4(a), plaintiffs will have 30 days after entry of final judgment in each case to appeal the Court’s summary judgment decision.

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

NOTE 9—RESTRUCTURING AND OTHER RELATED CHARGES

During 2021, we approved a restructuring plan (the 2021 Plan) related to the consolidation of product lines and associated facility closures and workforce reductions. As a result, we recognized charges of $4.3 million during the three months ended March 31, 2021 consisting of employee severance and related benefits. During the three months ended March 31, 2020, we recorded restructuring and other charges of $2.8 million.

The following table presents the restructuring and other related charges by segment as classified in our condensed consolidated statements of income (loss).

	Three Months Ended March 31,
(in thousands)	2021	2020
Segment restructuring charges:
Production Chemical Technologies	$688	$—
Production & Automation Technologies	3,524	671
Drilling Technologies	—	2,095
Reservoir Chemical Technologies	44	—
Total	$4,256	$2,766

Statements of Income (Loss) classification:
Cost of goods and services	$3,484	$2,039
Selling, general and administrative expense	772	727
Total	$4,256	$2,766

Our liability balance for restructuring and other related charges at March 31, 2021, reflects employee severance and related benefits initiated during the period as well as liabilities assumed in the Merger. Additional programs may be initiated during 2021 with related restructuring charges.

The following table details our restructuring accrual activities during the three months ended March 31, 2021:

(in thousands)	Restructuring Accrual Balance
December 31, 2020	$2,951
Restructuring charges and asset write downs	2,448
Payments	(2,409)
Other, including foreign currency translation	(6)
March 31, 2021	$2,984

NOTE 10—EQUITY AND CASH INCENTIVE PROGRAMS

Stock-based compensation expense is reported within selling, general and administrative expense in the condensed consolidated statements of income (loss). Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Stock-based compensation expense	$6,442	$2,429
Tax benefit	(1,353)	(599)
Stock-based compensation expense, net of tax	$5,089	$1,830

A summary of activity relating to our share-based awards for the three months ended March 31, 2021, was as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units	Non-Qualified Stock Options
Outstanding at January 1, 2021	415,331	278,763	2,669,779	7,175,040
Granted	—	333,037	838,399	—
Forfeited	(2,134)	—	(61,057)	(29,981)
Exercised / vested	—	—	(94,680)	(577,276)
Outstanding at March 31, 2021	413,197	611,800	3,352,441	6,567,783
NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2019	$(35,210)	$(8,827)	$—	$(44,037)
Other comprehensive income (loss) before reclassifications, net of tax	(11,052)	—	—	(11,052)
Reclassification adjustment for net losses included in net income, net of tax	—	99	—	99
Other comprehensive income, net of tax	(11,052)	99	—	(10,953)
March 31, 2020	$(46,262)	$(8,728)	$—	$(54,990)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2020	$(14,965)	$(13,470)	$(2,320)	$(30,755)
Other comprehensive loss before reclassifications, net of tax	3,213	—	413	3,626
Reclassification adjustment for net losses included in net income, net of tax	—	167	—	167
Other comprehensive income (loss), net of tax	3,213	167	413	3,793
March 31, 2021	$(11,752)	$(13,303)	$(1,907)	$(26,962)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income (loss) related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended March 31,		Affected line items on the condensed consolidated statements of income (loss)
(in thousands)	2021	2020
Pensions and other post-retirement benefits:
Amortization of actuarial loss and other	$214	$132	Other (income) expense, net
Total before tax	214	132	Income (loss) before income taxes
Tax benefit	(47)	(33)	Provision for (benefit from) income taxes
Net of tax	$167	$99	Net income (loss)

NOTE 12 — EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net income (loss) attributable to ChampionX	$5,772	$(633,728)

Weighted-average number of shares outstanding	200,580	77,477
Dilutive effect of stock-based compensation	6,691	—
Total shares and dilutive securities	207,271	77,477

Basic earnings (loss) per share attributable to ChampionX	$0.03	$(8.18)
Diluted earnings (loss) per share attributable to ChampionX	$0.03	$(8.18)

For all periods presented, the computation of diluted earnings (losses) per share excludes awards with an anti-dilutive impact. For the three months ended March 31, 2021, the diluted shares include the dilutive impact of equity awards except for approximately 0.4 million shares that were excluded because their inclusion would be anti-dilutive. For the three months ended March 31, 2020, we excluded all outstanding equity awards from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive as we were in a loss position.

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
Level 2- Inputs include observable inputs other than quoted prices in active markets.
Level 3- Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

	March 31, 2021	December 31, 2020
(in thousands)	Carrying Amount
Assets
Foreign currency forward contracts	$1,863	$4,576

Liabilities
Foreign currency forward contracts	$4,839	$6,561

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

The fair value of our senior notes is based on Level 1 quoted market prices. The fair value of our term loan facilities are based on Level 2 quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Term Loan Facility	$140,000	$138,950	$140,000	$137,200
2020 Term Loan Facility	$516,863	$525,908	$523,575	$530,120
6.375% Senior Notes due 2026	$277,041	$291,239	$277,041	$277,054

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

	Derivative Assets		Derivative Liabilities
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Prepaid expenses and other current assets	$1,863	$4,576	$—	$—
Accrued expenses and other current liabilities	—	—	4,839	$6,561
	$1,863	$4,576	$4,839	$6,561

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	March 31, 2021	December 31, 2020
Notional value of foreign currency forward contracts	$534,216	$483,377

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, primarily related to inventory purchases. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts attributable to changes in spot exchange rates are recorded in AOCI until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the condensed consolidated statements of income (loss) as the underlying exposure being hedged. The forward points are marked-to-market monthly and recognized in the same line item in the condensed consolidated statement of income (loss) as the underlying exposure being hedged.

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

Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Loss reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$754	$—
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	667	—
Total loss of derivative instruments	$1,421	$—

NOTE 15—INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Raw materials	$132,447	$137,038
Work in progress	11,956	9,509
Finished goods	349,994	323,144
	494,397	469,691
Inventory reserve	(29,813)	(24,769)
LIFO adjustments (1)	(29,312)	(14,810)
Inventories, net	$435,272	$430,112
_______________________
(1) Represents the amount by which LIFO inventories exceeded their carrying value.

NOTE 16—CASH FLOW INFORMATION

Lease program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our lease program. During the three months ended March 31, 2021 and March 31, 2020, we transferred $8.5 million and $7.2 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

In November 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to modernize and simplify Management’s Discussion and Analysis and certain financial disclosure requirements. The final rule became effective on February 10, 2021 and must be applied in a registrant’s first fiscal year ending on or after August 9, 2021, however, under applicable SEC rules, early adoption is permitted following the effective date. We have elected to early adopt these amendments, including the sequential discussion of results within this section. Given the cyclical nature of our industry over the past decade combined with the short-cycle nature of our North American business, we believe this sequential discussion provides a more relevant analysis of our business results.

EXECUTIVE OVERVIEW AND BUSINESS OUTLOOK

We are a global leader in chemistry solutions and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely and efficiently around the world. Our products provide efficient and safe operations throughout the lifecycle of a well with a focus on the production phase of wells. Our business is organized into four reportable segments: Production Chemical Technologies, Production & Automation Technologies, Drilling Technologies, and Reservoir Chemical Technologies.

On June 3, 2020, the Company and Ecolab Inc. completed a Reverse Morris Trust transaction in which we acquired the Chemical Technologies business. In association with the completion of the Merger, the Company has changed its name from Apergy Corporation to ChampionX Corporation and its ticker symbol to “CHX”. See Note 2—Merger to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

Market Conditions and Outlook

During 2020, certain unprecedented events such as the novel coronavirus (“COVID-19”) pandemic and the resulting oversupply of crude oil caused the rapid decline of oil prices. In response to the significant reduction in oil prices, customer spending for exploration and production (E&P) activity deteriorated at a rapid pace due to reduced drilling activities, lower budgeted capital spending and options to reduce operating expenditures via cost cutting initiatives. Crude oil prices have recently improved and now are at average pricing levels experienced in 2019. Average rig counts, although continuing to increase, are still well below pre-pandemic levels. Although we are seeing positive trends in oil demand and prices, we anticipate some near-term raw material cost pressures as global economic activity levels continue to normalize versus the pandemic-induced levels of 2020.

In the first quarter of 2021, we experienced a severe winter storm, which disrupted our operations due to raw materials supply chain disruptions as facility closures. Although we anticipate further moderate short-term raw materials cost inflation as a result of the severe winter storm, we expect the remainder of 2021 to show positive momentum in our shorter-cycle North American businesses as well as a seasonal uptick in our international operations.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	December 31,	March 31,	Variance
(dollars in thousands)	2021	2020	2020	Sequential	YoY
Revenue	$684,888	$706,122	$261,434	$(21,234)	$423,454
Cost of goods and services	522,556	539,979	179,095	(17,423)	343,461
Gross profit	162,332	166,143	82,339	(3,811)	79,993
Selling, general and administrative expense	143,478	132,811	78,143	10,667	65,335
Goodwill impairment	—	—	616,271	—	(616,271)
Long-lived asset impairment	—	—	40,980	—	(40,980)
Interest expense, net	13,971	15,495	9,039	(1,524)	4,932
Other (income) expense, net	(1,936)	(1,170)	(1,633)	(766)	(303)
Income (loss) before income taxes	6,819	19,007	(660,461)	(12,188)	667,280
Provision for (benefit from) income taxes	2,782	11,526	(27,006)	(8,744)	29,788
Net income (loss)	4,037	7,481	(633,455)	(3,444)	637,492
Net income (loss) attributable to noncontrolling interest	(1,735)	124	273	(1,859)	(2,008)
Net income (loss) attributable to ChampionX	$5,772	$7,357	$(633,728)	$(1,585)	$639,500

Comparison of the three months ended March 31, 2021 and December 31, 2020

Revenue. Revenue decreased $21.2 million, or 3%, sequentially primarily as a result of decreased revenue for our Chemical Technologies business. During the first quarter of 2021, our Chemical Technologies business experienced a decline in revenue primarily within North America due to the severe winter storm. The severe storm resulted in the shutdown of numerous petrochemical facilities, including certain ChampionX facilities and plants and the associated disruption of the Gulf Coast petrochemical supply chain. This decrease was partially offset by increases in our Production & Automation Technologies and Drilling Technologies segments as a result of an increase in U.S. land-based rig count and associated increase in customer spending on drilling activities, which positively impacted sales volumes.

Gross profit. Gross profit was relatively flat sequentially on a decline in revenue primarily due to the correlation between a decrease in cost of materials within our Chemical Technologies business associated with the lower volumes noted above.

Selling, general and administrative expense. Selling, general and administrative expense increased $10.7 million, or 8%, sequentially primarily due to transaction and integration related costs as well as the restoration of salaries from the temporary employee salary and benefit reduction instituted during 2020 to address the COVID-19 pandemic impact on commodity prices.

Provision for (benefit from) income taxes. Our provision for (benefit from) income taxes reflected effective tax rates of 40.8% and 60.6%, in the first quarter of 2021 and the fourth quarter of 2020, respectively. The effective tax rate for the first quarter of 2021 was impacted by the effects of valuation allowances in loss-making jurisdictions and withholding taxes.

Comparison of the three months ended March 31, 2021 and 2020

Revenue. Revenue increased $423.5 million in the first quarter of 2021 compared to prior year as a result of $483.5 million of incremental revenues from the acquired Chemicals Technologies business. Offsetting these incremental revenues was a $38.6 million decrease in revenue in our Production & Automation Technologies segment driven by a decline in customer spending for drilling, completions and other activities in North America and internationally, which affected our artificial lift, digital products, and other production equipment offerings. Additionally, there was a $21.0 million decrease in revenue in our Drilling Technologies segment primarily due to a decline in U.S. land-based rig count and drilling activity.

Gross profit. Gross profit increased $80.0 million, or 97%, in the first quarter of 2021 compared to the prior year mainly due to $103.6 million of gross profit generated by the acquired Chemicals Technologies business, offset by lower sales volume at both Production & Automation Technologies and Drilling Technologies segments, and an increase in depreciation expense of $20.1 million primarily due to depreciation expense incurred on assets acquired related to the Merger.

Selling, general and administrative expense. Selling, general and administrative expense increased $65.3 million, or 84%, in the first quarter of 2021 compared to the prior year primarily due to $81.3 million of selling, general and administrative expense generated by the acquired Chemicals Technologies business. The increase in selling, general and administrative expense was partially offset by cost savings resulting from restructuring actions taken during 2020.

Interest expense, net. Interest expense, net increased $4.9 million in the first quarter of 2021 compared to the prior year primarily due to incremental interest expense related to the term loan assumed as part of the Merger.

Provision for (benefit from) income taxes. Our provision for (benefit from) income taxes reflected effective tax rates of 40.8% and 4.1%, in the first quarter of 2021 and 2020, respectively. The effective tax rate for the first quarter of 2021 was impacted by the effects of valuation allowances in loss-making jurisdictions and withholding taxes. Additionally the effective tax rate for the first quarter of 2020 was impacted by the tax effects of impairment of non-taxable goodwill of $560.1 million.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	December 31,	March 31,	Variance
(dollars in thousands)	2021	2020	2020	Sequential	YoY
Segment revenue:
Production Chemical Technologies	$412,371	$446,652	$—	$(34,281)	$412,371
Production & Automation Technologies	166,845	158,777	205,479	8,068	(38,634)
Drilling Technologies	34,994	23,568	55,955	11,426	(20,961)
Reservoir Chemical Technologies	29,891	30,937	—	(1,046)	29,891
Corporate	40,787	46,188	—	(5,401)	40,787
Total revenue	$684,888	$706,122	$261,434	$(21,234)	$423,454

Segment operating profit (loss):
Production Chemical Technologies	$30,357	$49,200	$—	$(18,843)	$30,357
Production & Automation Technologies	5,362	(4,724)	(648,591)	10,086	653,953
Drilling Technologies	6,386	153	11,359	6,233	(4,973)
Reservoir Chemical Technologies	(3,228)	432	—	(3,660)	(3,228)
Total segment operating profit (loss)	38,877	45,061	(637,232)	(6,184)	676,109
Corporate expense and other	18,087	10,559	14,190	7,528	3,897
Interest expense, net	13,971	15,495	9,039	(1,524)	4,932
Income (loss) before income taxes	$6,819	$19,007	$(660,461)	$(12,188)	$667,280

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue decreased $34.3 million, or 8% sequentially, mainly due to the seasonal decline within our international operations as well as a decline in volumes in North America due to the impacts of the severe winter storm in the first quarter of 2021. This was partially offset by increased global pricing to mitigate the increase in costs for raw materials and inflationary factors.

Operating profit. Production Chemical Technologies operating profit decreased $18.8 million in the first quarter of 2021 compared to the prior quarter primarily due to lower revenue noted above along with incremental costs to repair and start-up certain ChampionX facilities subsequent to the winter storm.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue increased $8.1 million, or 5%, as compared to the prior quarter, primarily due to an increase in customer spending as a result of improving market conditions during the first quarter of 2021. The increase in customer spending led to higher volumes across our product offerings in North America.

Revenue decreased $38.6 million, or 19%, as compared to the prior year, primarily due to the impacts of the COVID-19 pandemic and related oil price declines and the associated impacts on customer spending. During the second half of 2020 industry spending and activity have improved, but have not fully recovered as of the first quarter of 2021. The decline in customer spending led to lower volumes and associated lower revenue in our artificial lift, digital products and other production equipment offerings in North America and international markets.

Operating profit. Production & Automation Technologies operating profit increased $10.1 million in the first quarter of 2021 compared to the prior quarter primarily due to higher sales volume as noted above.

Operating profit increased $654.0 million in the first quarter of 2021 compared to the prior year primarily due to goodwill and long-lived asset impairment charges of $657.3 million recognized during the three months ended March 31, 2020. Absent the impairment charges, operating profit was relatively unchanged amid a decline in revenue primarily due to significant cost reduction initiatives instituted to address COVID-19 related oil price impacts.

Drilling Technologies

Revenue. Drilling Technologies revenue increased $11.4 million, or 48%, in the first quarter of 2021 compared to the prior quarter primarily due to an increase in U.S. land-based rig count and associated increase in customer spending on drilling activities, which positively impacted sales volumes of our diamond cutters and diamond bearings products.

Revenue decreased $21.0 million, or 37%, in the first quarter of 2021 compared to the prior year primarily due to a steep decline in U.S. land-based rig count throughout 2020 as a result of the pandemic. This resulted in a decline in customer spending on drilling activities, which negatively impacted sales volumes of our diamond cutters and diamond bearings products. Although we are experiencing an increase in rig counts sequentially, they have not reached pre-pandemic levels.

Operating profit. Drilling Technologies operating profit increased $6.2 million in the first quarter of 2021 compared to the prior quarter primarily due to increased volumes.

Operating profit decreased $5.0 million in the first quarter of 2021 compared to the prior year period due to lower revenue which was offset by cost savings from restructuring actions as well as other cost reduction efforts taken during 2020.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue decreased $1.0 million, or 3% sequentially mainly due to a decline in revenue within North America due to the severe winter storm in the first quarter of 2021.

Operating profit. Reservoir Chemical Technologies operating loss was $3.2 million in the first quarter of 2021 compared to operating profit of $0.4 million in the fourth quarter of 2020, a decrease of $3.7 million due to lower revenue.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Our primary source of cash is from operating activities. We have historically generated, and expect to continue to generate, positive cash flow from operations. Cash generated from operations is generally allocated to working capital requirements, investments to support profitable revenue growth and maintain our facilities and systems, acquisitions that create value through add-on capabilities that broaden our existing businesses and deliver our growth strategy, as well as debt repayments to reduce our leverage. On April 27, 2021, we provided notice to the holders of our 6.375% Senior Notes due 2026 (the “Notes”) that we are redeeming $55.0 million in principal amount of the Notes on May 7, 2021 at 104.781%, according to the terms of the Notes.

At March 31, 2021, we had cash and cash equivalents of $259.8 million compared to $201.4 million at December 31, 2020, primary for working capital and operational purposes. At March 31, 2021, we had total liquidity of $610.5 million, comprised of $259.8 million of cash and $350.7 million of available capacity on our revolver.

At March 31, 2021, we had a long-term debt balance of $899.5 million, net of the current portion of long-term debt of $26.9 million, primarily consisting of our term loan due 2027 with a principal amount of $516.9 million, our senior notes due in 2026 with a principal amount of $277.0 million, and our term loan due in 2025 with a principal amount of $140.0 million. We also have access to a revolving credit facility which expires in May of 2023, which had an unused capacity of $350.7 million at March 31, 2021.

Outlook

We expect to generate cash to support liquidity and business requirements through operations and, if necessary, through our revolving credit facility. Volatility in credit, equity and commodity markets can create uncertainty for our businesses. However, the Company believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short- and long-term needs with a combination of cash on hand, cash generated from operations, our revolving credit facility and access to capital markets.

In 2021, we expect to fund our capital expenditures and reduce outstanding debt through earnings and working capital improvements. We project capital expenditures of 3.0% to 3.5% of revenue inclusive of capital investments for our electric submersible pump leased assets.

Information related to guarantees is incorporated herein by reference from Note 8—Commitments And Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash provided by operating activities	$90,214	$29,222
Cash used in investing activities	(24,667)	(6,746)
Cash used in financing activities	(5,936)	(3,144)
Effect of exchange rate changes on cash and cash equivalents	(1,211)	(986)
Net increase (decrease) in cash and cash equivalents	$58,400	$18,346

Operating Activities

Cash provided by operating activities during the three months ended March 31, 2021 increased $61.0 million compared to 2020. The increase in cash provided by operating activities was primarily driven by increases from changes in our operating assets and liabilities in 2021 as compared to 2020, primarily due to an increase in cash received from the collection of trade receivables, a reduction in our cash outflows for inventory procurement and on leased assets. Cash provided by changes in working capital items was $14.0 million during the three months ended March 31, 2021 compared to cash used of $1.9 million during 2020.

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

Investing Activities

Cash used in investing activities was $24.7 million for the three months ended March 31, 2021, and was primarily comprised of capital expenditures of $25.6 million, partially offset by $0.9 million of cash proceeds from the sale of fixed assets.

Cash used in investing activities was $6.7 million for the three months ended March 31, 2020, and was primarily comprised of capital expenditures of $7.5 million, partially offset by $0.7 million of cash proceeds from the sale of fixed assets.

Financing Activities

Cash used in financing activities of $5.9 million for the three months ended March 31, 2021, was primarily the result of repayments totaling $6.7 million on our Term Loan Facilities, $1.2 million of payments of finance lease obligations, and a distribution of $0.8 million to one of our non-controlling interests. This was partially offset by $3.3 million in cash proceeds from the exercise of stock options.

Cash used in financing activities of $3.1 million for the three months ended March 31, 2020, was primarily the result of $1.3 million in debt issue costs related to the amendment of the credit agreement and payments totaling $1.5 million for finance lease obligations.

Revolving Credit Facility

A summary of our revolving credit facility at March 31, 2021, was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$400.0	$—	$49.3	$350.7	May 2023

Additionally, we have a letter of credit outside of the revolving credit facility of approximately $2.2 million. As of March 31, 2021, we were in compliance with all restrictive covenants under our revolving credit facility.

Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the obligation to file periodic financial information of the wholly owned subsidiaries of the Company that guarantee the Senior Notes was automatically suspended on January 1, 2021 when the Senior Notes were held by fewer than 300 persons.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3—New Accounting Standards to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to market risk has not materially changed since December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes the most probable, ultimate resolution of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows. See Note 8—Commitments And Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes or updates to our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)None.
(b)None.
(c)None.

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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company which is part of Chemical Technologies completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $138,000 during the period from January 1, 2021 to March 31, 2021. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1+	Offer Letter, dated January 15, 2021 by and between the Company and Kenneth M. Fisher (incorporated by reference to Exhibit 10.1 to ChampionX’s Current Report on Form 8-K filed January 21, 2021)
10.2+
Release and Separation Agreement, dated January 19, 2021 by and between the Company and Jay A. Nutt (incorporated by reference to Exhibit 10.2 to ChampionX’s Current Report on Form 8-K filed January 21, 2021)

10.3+	Transition Letter, dated January 15, 2021 by and between the Company and Jay A. Nutt (incorporated by reference to Exhibit 10.3 to ChampionX’s Current Report on Form 8-K filed January 21, 2021)
22.1	List of Issuer and Subsidiary Guarantor of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to ChampionX’s Form 10-Q for the quarterly period ended June 30, 2020 filed August 7, 2020)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith
† Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	April 29, 2021