Form 10-Q
period 2021-06-30
ChampionX Corp
filed 2021-07-29
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or
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

The registrant had 201,802,181 shares of common stock, $0.01 par value, outstanding as of July 23, 2021.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Product revenue	$649,399	$248,871	$1,234,756	$473,316
Service revenue	81,223	36,846	161,849	61,770
Lease and other revenue	18,550	13,197	37,455	25,262
Total revenue	749,172	298,914	1,434,060	560,348
Cost of goods and services	569,167	266,684	1,091,723	445,779
Gross profit	180,005	32,230	342,337	114,569
Selling, general and administrative expense	152,341	130,657	295,819	208,800
Goodwill impairment	—	—	—	616,271
Long-lived asset impairment	—	—	—	40,980
Interest expense, net	14,064	11,262	28,035	20,301
Other (income) expense, net	2,251	312	315	(1,321)
Income (loss) before income taxes	11,349	(110,001)	18,168	(770,462)
Provision for (benefit from) income taxes	3,563	(954)	6,345	(27,960)
Net income (loss)	7,786	(109,047)	11,823	(742,502)
Less: Net income (loss) attributable to noncontrolling interest	536	598	(1,199)	871
Net income (loss) attributable to ChampionX	$7,250	$(109,645)	$13,022	$(743,373)

Earnings (losses) per share attributable to ChampionX: *
Basic	$0.04	$(0.95)	$0.06	$(7.72)
Diluted	$0.03	$(0.95)	$0.06	$(7.72)
Weighted-average shares outstanding: *
Basic	201,467	115,149	201,063	96,313
Diluted	208,541	115,149	207,939	96,313
_______________________
* See Note 11—Earnings Per Share

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$7,786	$(109,047)	$11,823	$(742,502)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,332	5,703	11,545	(5,349)
Cash flow hedges	(277)	653	136	653
Defined pension and other post-retirement benefits adjustments, net	6,373	99	6,540	198
Other comprehensive income (loss)	14,428	6,455	18,221	(4,498)
Comprehensive income (loss)	22,214	(102,592)	30,044	(747,000)
Comprehensive income (loss) attributable to noncontrolling interest	536	598	(1,199)	871
Comprehensive income (loss) attributable to ChampionX	$21,678	$(103,190)	$31,243	$(747,871)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$238,995	$201,421
Receivables, net	576,090	559,545
Inventories, net	467,594	430,112
Prepaid expenses and other current assets	67,360	74,767
Total current assets	1,350,039	1,265,845
Property, plant and equipment, net of accumulated depreciation of $541,796 in 2021 and $494,490 in 2020	818,928	854,536
Operating lease right-of-use assets	118,898	122,481
Goodwill	690,134	680,594
Intangible assets, net	436,027	479,009
Other non-current assets	71,984	73,311
Total assets	$3,486,010	$3,475,776
LIABILITIES AND EQUITY
Current portion of long-term debt	$26,850	$26,850
Accounts payable	391,213	299,666
Accrued compensation and employee benefits	69,315	70,303
Current portion of operating lease liabilities	35,471	33,234
Accrued distributor fees	28,813	37,465
Accrued expenses and other current liabilities	134,916	155,042
Total current liabilities	686,578	622,560
Long-term debt	838,826	905,764
Deferred income taxes	144,418	156,283
Operating lease liabilities	77,344	83,553
Other long-term liabilities	79,887	95,041
Total liabilities	1,827,053	1,863,201
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 201.7 million shares and 200.4 million shares issued and outstanding in 2021 and 2020, respectively	2,017	2,004
Capital in excess of par value of common stock	2,310,267	2,293,179
Accumulated deficit	(625,435)	(638,457)
Accumulated other comprehensive loss	(12,534)	(30,755)
ChampionX stockholders’ equity	1,674,315	1,625,971
Noncontrolling interest	(15,358)	(13,396)
Total equity	1,658,957	1,612,575
Total liabilities and equity	$3,486,010	$3,475,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2020	200,380	$2,004	$2,293,179	$(638,457)	$(30,755)	$(13,396)	$1,612,575
Net income (loss)	—	—	—	5,772	—	(1,735)	4,037
Other comprehensive income	—	—	—	—	3,793	—	3,793
Stock-based compensation	64	—	6,442	—	—	—	6,442
Stock options exercised	577	6	3,341	—	—	—	3,347
Taxes withheld on issuance of stock-based awards	—	—	(556)	—	—	—	(556)
Cumulative translation adjustments	—	—	—	—	—	268	268
Distributions to noncontrolling interest	—	—	—	—	—	(800)	(800)
March 31, 2021	201,021	$2,010	$2,302,406	$(632,685)	$(26,962)	$(15,663)	$1,629,106
Net income (loss)	—	—	—	7,250	—	536	7,786
Other comprehensive income	—	—	—	—	14,428	—	14,428
Stock-based compensation	101	—	5,914	—	—	—	5,914
Stock options exercised	578	7	3,155	—	—	—	3,162
Taxes withheld on issuance of stock-based awards	—	—	(1,208)	—	—	—	(1,208)
Cumulative translation adjustments	—	—	—	—	—	(231)	(231)
June 30, 2021	201,700	$2,017	$2,310,267	$(625,435)	$(12,534)	$(15,358)	$1,658,957

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2019	77,460	$775	$969,174	$107,048	$(44,037)	$3,254	$1,036,214
Cumulative effect of accounting changes	—	—	—	(1,573)	—	—	(1,573)
Net income (loss)	—	—	—	(633,728)	—	273	(633,455)
Other comprehensive loss	—	—	—	—	(10,953)	—	(10,953)
Stock-based compensation	44	—	2,429	—	—	—	2,429
Taxes withheld on issuance of stock-based awards	—	—	(368)	—	—	—	(368)
March 31, 2020	77,504	$775	$971,235	$(528,253)	$(54,990)	$3,527	$392,294
Issuance of common stock related to the Merger	122,237	1,223	1,262,708	—	—	—	1,263,931
Issuance of replacement awards related to the Merger	—	—	43,964	—	—	—	43,964
Non-controlling interest acquired in the Merger	—	—	—	—	—	(16,015)	(16,015)
Net income (loss)	—	—	—	(109,645)	—	598	(109,047)
Other comprehensive income	—	—	—	—	6,455	—	6,455
Stock-based compensation	67	—	5,433	—	—	—	5,433
Taxes withheld on issuance of stock-based awards	—	—	(244)	—	—	—	(244)
Distributions to noncontrolling interest	—	—	—	—	—	(2,200)	(2,200)
Other	—	—	—	37	—	(12)	25
June 30, 2020	199,808	$1,998	$2,283,096	$(637,861)	$(48,535)	$(14,102)	$1,584,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$11,823	$(742,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	76,648	58,139
Amortization	43,739	26,274
Stock-based compensation	12,356	7,862
Loss on disposal of fixed assets	3,176	4,040
Loss on goodwill and long-lived asset impairment	—	657,251
Loss on debt extinguishment	3,305	—
Provision for bad debt	86	3,498
Provision for inventory obsolescence and write-downs	6,200	8,354
Amortization of deferred loan costs and accretion of discount	1,628	1,999
Deferred income taxes	(1,757)	(24,682)
Employee benefit plan expense	1,250	859
Other	167	(264)
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	(18,706)	77,777
Inventories	(41,586)	24,794
Prepaid expenses and other current assets	9,215	22,088
Accounts payable	92,997	(30,331)
Accrued compensation and employee benefits	(2,444)	(13,846)
Accrued expenses and other liabilities	(46,447)	4,717
Leased assets	(1,609)	(9,311)
Other	1,097	1,317
Net cash provided by operating activities	151,138	78,033

Cash flows from investing activities:
Capital expenditures	(45,680)	(19,322)
Acquisitions, net of cash acquired	—	57,588
Proceeds from sale of fixed assets	2,482	1,066
Net cash (used for) provided by investing activities	(43,198)	39,332

Cash flows from financing activities:
Proceeds from long-term debt	—	125,000
Payment of debt issue costs	—	(4,356)
Repayment of long-term debt	(71,113)	(125,000)
Distributions to noncontrolling interest	(800)	(2,200)
Payment of finance lease obligations	(2,575)	(2,802)
Proceeds from exercise of stock options	6,509	—
Payments related to taxes withheld on stock-based compensation	(1,764)	(612)
Net cash used for financing activities	(69,743)	(9,970)

Effect of exchange rate changes on cash and cash equivalents	(623)	(790)

Net increase (decrease) in cash and cash equivalents	37,574	106,605
Cash and cash equivalents at beginning of period	201,421	35,290
Cash and cash equivalents at end of period	$238,995	$141,895
The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

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

Significant Accounting Policies

Please refer to "Note 1–Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for the discussion of our significant accounting policies.

New Accounting Standards

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

The following table provides the final allocation of the purchase price as of the acquisition date.

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

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share data)	2020	2020
Revenues	$614,684	$1,435,379
Net income (loss) attributable to ChampionX	(60,100)	(794,525)

Included in the net income (loss) attributable to ChampionX on a pro forma basis were goodwill and long-lived asset impairment charges of $805.0 million during the six months ended June 30, 2020.

NOTE 3—SEGMENT INFORMATION

Our reporting segments are:

•Production Chemical Technologies—provides oil and natural gas production and midstream markets with solutions to manage and control corrosion, oil and water separation, flow assurance, sour gas treatment and a host of water-related issues.

•Production & Automation Technologies—designs, manufactures, markets and services a full range of artificial lift equipment, end-to-end digital automation solutions, as well as other production equipment and asset monitoring technologies. Production & Automation Technologies’ products are sold under a collection of brands including Harbison-Fischer, Norris, Alberta Oil Tool, Oil Lift Technology, PCS Ferguson, Pro-Rod, Upco, Unbridled ESP, Norriseal-Wellmark, Quartzdyne, Spirit, Theta, Timberline and Windrock.

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

Segment revenue and segment operating profit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Segment revenue:
Production Chemical Technologies	$447,049	$136,002	$859,420	$136,002
Production & Automation Technologies	188,173	114,741	355,018	320,220
Drilling Technologies	37,589	20,948	72,583	76,903
Reservoir Chemical Technologies	33,222	9,306	63,113	9,306
Corporate and other (1)	43,139	17,917	83,926	17,917
Total revenue	$749,172	$298,914	$1,434,060	$560,348

Segment operating profit (loss):
Production Chemical Technologies	$33,871	$9,922	$64,228	$9,922
Production & Automation Technologies	12,292	(37,168)	17,654	(685,759)
Drilling Technologies	3,868	(3,811)	10,254	7,548
Reservoir Chemical Technologies	(2,594)	(2,811)	(5,822)	(2,811)
Total segment operating profit (loss)	47,437	(33,868)	86,314	(671,100)
Corporate and other (1)	22,024	64,871	40,111	79,061
Interest expense, net	14,064	11,262	28,035	20,301
Income (loss) before income taxes	$11,349	$(110,001)	$18,168	$(770,462)
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

NOTE 4—REVENUE

Our revenue is generated primarily from product sales. Service revenue is generated from providing services to our customers. These services include installation, repair and maintenance, laboratory and logistics services, chemical management services, troubleshooting, reporting, water treatment services, technical advisory assistance, asset monitoring, and other field services. Lease revenue is derived from rental income of leased production equipment. These lease arrangements generally allow customers to rent equipment on a daily basis with no stated end date. Management accounts for these arrangements as a daily renewal option beginning on the lease commencement date, with the lease term determined as the period in which it is reasonably certain the option will be exercised. As our costs are shared across the various revenue categories, cost of goods sold is not tracked separately and is not discretely identifiable.

Revenue disaggregated by geography was as follows:

	Three Months Ended June 30, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$156,852	$141,799	$30,392	$19,589	$30,225	$378,857
Latin America	93,389	4,530	—	3,587	1,261	102,767
Middle East & Africa	66,213	13,358	1,446	6,534	1,945	89,496
Canada	63,639	14,754	1,986	377	124	80,880
Europe	41,046	1,790	2,278	1,101	3,690	49,905
Asia-Pacific	10,562	2,743	853	1,393	5,894	21,445
Australia	5,994	9,182	13	30	—	15,219
Other	9,354	17	621	611	—	10,603
Total revenue	$447,049	$188,173	$37,589	$33,222	$43,139	$749,172

	Six Months Ended June 30, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$306,716	$267,712	$55,799	$35,198	$56,242	$721,667
Latin America	165,005	9,172	—	6,606	2,692	183,475
Middle East & Africa	124,583	24,091	2,162	12,596	7,067	170,499
Canada	124,931	27,282	5,813	1,106	282	159,414
Europe	83,654	3,773	4,777	2,490	5,947	100,641
Asia-Pacific	21,054	4,206	2,406	2,513	11,696	41,875
Australia	12,389	18,758	130	84	—	31,361
Other	21,088	24	1,496	2,520	—	25,128
Total revenue	$859,420	$355,018	$72,583	$63,113	$83,926	$1,434,060

	Three Months Ended June 30, 2020
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$41,753	$83,153	$13,894	$4,275	$11,932	$155,007
Middle East & Africa	28,148	10,262	82	2,887	2,436	43,815
Latin America	25,035	3,154	—	488	490	29,167
Europe	17,144	1,318	1,904	273	1,227	21,866
Canada	15,961	3,998	443	131	62	20,595
Australia	1,884	12,313	23	11	—	14,231
Asia-Pacific	3,692	1,295	4,170	273	1,770	11,200
Other	2,385	(752)	432	968	—	3,033
Total revenue	$136,002	$114,741	$20,948	$9,306	$17,917	$298,914

	Six Months Ended June 30, 2020
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$41,753	$237,581	$54,834	$4,275	$11,932	$350,375
Middle East & Africa	28,148	22,166	540	2,887	2,436	56,177
Canada	15,961	17,122	5,271	131	62	38,547
Latin America	25,035	10,714	22	488	490	36,749
Europe	17,144	7,658	7,595	273	1,227	33,897
Australia	1,884	21,535	69	11	—	23,499
Asia-Pacific	3,692	3,272	7,678	273	1,770	16,685
Other	2,385	172	894	968	—	4,419
Total revenue	$136,002	$320,220	$76,903	$9,306	$17,917	$560,348
Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Contract liabilities - current	$15,854	$16,668

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	June 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$594,549	$343,941	$250,608	$593,068	$321,298	$271,770
Unpatented technologies	133,700	28,652	105,048	133,700	19,958	113,742
Favorable supply agreements	59,000	20,927	38,073	59,000	11,308	47,692
Trademarks	59,878	30,045	29,833	59,881	27,565	32,316
Patents	38,863	30,368	8,495	38,635	29,289	9,346
Other	5,422	5,052	370	5,374	4,831	543
	891,412	458,985	432,427	889,658	414,249	475,409
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
Total	$895,012	$458,985	$436,027	$893,258	$414,249	$479,009

Goodwill

We perform our annual goodwill impairment test for two of our reporting units (i) Production Chemical Technologies and (ii) Reservoir Chemical Technologies as of May 31 of each fiscal year. During the second quarter of 2021, we completed our assessment and concluded that the goodwill related to those reporting units was not impaired.

NOTE 6—DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
2018 Credit Facility	$—	$—
2018 Term Loan Facility	140,000	140,000
2020 Term Loan Facility	510,150	523,575
6.375% Senior Notes due 2026	222,041	277,041
Total	872,191	940,616
Net unamortized discounts and issuance costs	(6,515)	(8,002)
Total long-term debt	$865,676	$932,614
Current portion of long-term debt (1)	(26,850)	(26,850)
Long-term debt, less current portion	$838,826	$905,764
_______________________
(1) Represents the mandatory amortization payments due within twelve months related to the 2020 Term Loan Facility.

The 2020 Term Loan Facility is subject to mandatory amortization payments of $6.7 million paid quarterly, which began on September 30, 2020, and contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of June 30, 2021. The weighted average interest rate on borrowings during the six month period ended June 30, 2021 was 2.63% and 6.00% for the 2018 Term Loan Facility and 2020 Term Loan Facility, respectively.

Tender Offer
On May 7, 2021, the Company completed a tender offer to purchase certain of the Senior Notes (the “Tender Offer”) at 104.781%. We repurchased $55.0 million in aggregate principal amount of the Senior Notes for $57.7 million in cash, including principal, and $0.1 million in accrued interest. In connection with these repurchases, we recognized a net loss of approximately $3.3 million for the period ended June 30, 2021, inclusive of the write off of unamortized debt financing costs related to the extinguished portion of the notes, and is included in other expense, net in our condensed consolidated statement of income (loss).

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

As of June 30, 2021 and December 31, 2020, we had $85.3 million and $88.8 million, respectively, of outstanding letters of credit, surety bonds and guarantees which expire at various dates through 2027. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 11 locations, the majority of which are in the U.S., and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of June 30, 2021 environmental liability accruals related to these locations were $7.4 million.

Prior to the separation from Dover in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma ("Norris"). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality ("ODEQ"). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2020. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated, however, there have been no changes to our estimated liability as of June 30, 2021.

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

NOTE 8—RESTRUCTURING AND OTHER RELATED CHARGES

During the current and prior periods, we approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions. As a result, we recognized charges of $3.8 million and $8.0 million during the three and six months ended June 30, 2021, respectively, consisting of employee severance and related benefits. During the three and six months ended June 30, 2020, we recorded restructuring and other charges of $12.1 million and $14.9 million, respectively.

The following table presents the restructuring and other related charges by segment as classified in our condensed consolidated statements of income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Segment restructuring charges:
Production Chemical Technologies	$3,103	$—	$3,791	$—
Production & Automation Technologies	432	8,334	3,956	9,005
Drilling Technologies	—	3,426	—	5,521
Reservoir Chemical Technologies	198	—	242	—
Corporate	42	368	42	368
Total	$3,775	$12,128	$8,031	$14,894

Statements of Income (Loss) classification:
Cost of goods and services	$422	$8,707	$3,906	$10,746
Selling, general and administrative expense	3,353	3,421	4,125	4,148
Total	$3,775	$12,128	$8,031	$14,894

Our liability balance for restructuring and other related charges at June 30, 2021, reflects employee severance and related benefits initiated during the period. Additional programs may be initiated during 2021 with related restructuring charges.

The following table details our restructuring accrual activities during the six months ended June 30, 2021:

(in thousands)	Restructuring Accrual Balance
December 31, 2020	$2,951
Restructuring charges	6,035
Payments	(2,915)
Other, including foreign currency translation	(4)
June 30, 2021	$6,067

NOTE 9—EQUITY AND CASH INCENTIVE PROGRAMS

Stock-based compensation expense is reported within selling, general and administrative expense in the condensed consolidated statements of income (loss). Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Stock-based compensation expense	$5,914	$5,433	$12,356	$7,862
Tax benefit	(1,242)	(1,203)	(2,595)	(1,802)
Stock-based compensation expense, net of tax	$4,672	$4,230	$9,761	$6,060

A summary of activity relating to our share-based awards for the six months ended June 30, 2021, was as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units	Non-Qualified Stock Options
Outstanding at January 1, 2021	415,331	278,763	2,669,779	7,175,040
Granted	—	333,037	842,148	—
Forfeited	(2,134)	—	(94,371)	(59,963)
Exercised / vested	(10,000)	—	(236,250)	(1,155,492)
Outstanding at June 30, 2021	403,197	611,800	3,181,306	5,959,585

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2020	$(14,965)	$(13,470)	$(2,320)	$(30,755)
Other comprehensive loss before reclassifications, net of tax	3,213	—	413	3,626
Reclassification adjustment for net losses included in net income, net of tax	—	167	—	167
Other comprehensive income (loss), net of tax	3,213	167	413	3,793
March 31, 2021	$(11,752)	$(13,303)	$(1,907)	$(26,962)
Other comprehensive income before reclassifications, net of tax	8,332	—	(277)	8,055
Reclassification adjustment for net losses included in net income, net of tax	—	6,373	—	6,373
Other comprehensive income, net of tax	8,332	6,373	(277)	14,428
June 30, 2021	$(3,420)	$(6,930)	$(2,184)	$(12,534)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2019	$(35,210)	$(8,827)	$—	$(44,037)
Other comprehensive income (loss) before reclassifications, net of tax	(11,052)	—	—	(11,052)
Reclassification adjustment for net losses included in net income, net of tax	—	99	—	99
Other comprehensive income, net of tax	(11,052)	99	—	(10,953)
March 31, 2020	$(46,262)	$(8,728)	$—	$(54,990)
Other comprehensive income (loss) before reclassifications, net of tax	5,703	—	653	6,356
Reclassification adjustment for net losses included in net income, net of tax	—	99	—	99
Other comprehensive income (loss), net of tax	5,703	99	653	6,455
June 30, 2020	$(40,559)	$(8,629)	$653	$(48,535)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income (loss) related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items on the condensed consolidated statements of income (loss)
(in thousands)	2021	2020	2021	2020
Pensions and other post-retirement benefits:
Amortization of actuarial loss and other	$6,326	$132	$6,540	$264	Other (income) expense, net
Total before tax	6,326	132	6,540	264	Income (loss) before income taxes
Tax benefit	47	(33)	—	(66)	Provision for (benefit from) income taxes
Net of tax	$6,373	$99	$6,540	$198	Net income (loss)

NOTE 11—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income (loss) attributable to ChampionX	$7,250	$(109,645)	$13,022	$(743,373)

Weighted-average number of shares outstanding	201,467	115,149	201,063	96,313
Dilutive effect of stock-based compensation	7,074	—	6,876	—
Total shares and dilutive securities	208,541	115,149	207,939	96,313

Basic earnings (loss) per share attributable to ChampionX	$0.04	$(0.95)	$0.06	$(7.72)
Diluted earnings (loss) per share attributable to ChampionX	$0.03	$(0.95)	$0.06	$(7.72)

For all periods presented, the computation of diluted earnings (losses) per share excludes awards with an anti-dilutive impact. For the three and six months ended June 30, 2021, the diluted shares include the dilutive impact of equity awards except for approximately 0.7 million and 0.7 million shares, respectively, that were excluded because their inclusion would be anti-dilutive. For the three and six months ended June 30, 2020, we excluded all outstanding equity awards from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive as we were in a loss position.

NOTE 12—FAIR VALUE MEASUREMENTS

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
Level 2- Inputs include observable inputs other than quoted prices in active markets.
Level 3- Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

	June 30, 2021	December 31, 2020
(in thousands)	Carrying Amount
Assets
Foreign currency forward contracts	$3,856	$4,576

Liabilities
Foreign currency forward contracts	$5,961	$6,561

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and is classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. See Note 13—Derivatives And Hedging Transactions for further discussion of gross versus net presentation of the Company’s derivatives.

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

The fair value of our senior notes is based on Level 1 quoted market prices. The fair value of our term loan facilities are based on Level 2 quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Term Loan Facility	$140,000	$138,950	$140,000	$137,200
2020 Term Loan Facility	$510,150	$516,527	$523,575	$530,120
6.375% Senior Notes due 2026	$222,041	$232,566	$277,041	$277,054

NOTE 13—DERIVATIVES AND HEDGING TRANSACTIONS

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

	Derivative Assets		Derivative Liabilities
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Prepaid expenses and other current assets	$3,856	$4,576	$—	$—
Accrued expenses and other current liabilities	—	—	5,961	$6,561
	$3,856	$4,576	$5,961	$6,561

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	June 30, 2021	December 31, 2020
Notional value of foreign currency forward contracts	$568,929	$483,377

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
Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Loss reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$1,018	$15	$1,772	$15
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	795	711	1,462	711
Total loss of derivative instruments	$1,813	$726	$3,234	$726

NOTE 14—INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$155,054	$137,038
Work in progress	13,064	9,509
Finished goods	364,789	323,144
	532,907	469,691
Inventory reserve	(29,968)	(24,769)
LIFO adjustments (1)	(35,345)	(14,810)
Inventories, net	$467,594	$430,112
_______________________
(1) Represents the amount by which LIFO inventories exceeded their carrying value.

NOTE 15—CASH FLOW INFORMATION

Lease program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our lease program. During the six months ended June 30, 2021 and June 30, 2020, we transferred $20.3 million and $12.4 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

NOTE 16—SUBSEQUENT EVENTS

On July 2, 2021, we acquired Scientific Aviation, Inc. (“Scientific”), a provider of site-specific and regional methane emissions monitoring solutions for continuous and periodic monitoring applications. Under the terms of the agreement, we paid an initial amount of $10.0 million. We may also be required to make future payments of up to an additional $10.0 million, contingent on the future performance of Scientific.

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

On June 3, 2020, the Company and Ecolab Inc. completed a Reverse Morris Trust transaction in which we acquired the Chemical Technologies business. In association with the completion of the Merger, the Company has changed its name from Apergy Corporation to ChampionX Corporation and its ticker symbol to “CHX”. See Note 2—Merger Transaction to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

On July 2, 2021, we acquired Scientific Aviation, Inc. (“Scientific”), a market leader in site-specific and regional methane emissions monitoring solutions for continuous and periodic monitoring applications. Under the terms of the agreement, we paid an initial amount of $10.0 million. We may also be required to make future payments of up to an additional $10.0 million, contingent on the future performance of Scientific.

Business Environment

We focus on economic- and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. Our business segments provide a broad range of technologies and products for the oil and gas drilling, production and midstream industries and, as a result, are substantially dependent upon production and activity levels in the oil and gas and midstream industries. Demand for our products, technologies and services is impacted by overall global demand for oil and gas, ongoing depletion rates of existing wells which produce oil and gas, and our customers’ willingness to invest in the development and ongoing production of oil and gas resources. Our customers determine their operating and capital budgets based on current and expected future crude oil and natural gas prices, U.S. and worldwide rig count and U.S. well completions, among other factors. Crude oil and natural gas prices are impacted by supply and demand, which are influenced by geopolitical, macroeconomic, and local events, and have historically been subject to substantial volatility and cyclicality. Rig count, footage drilled, and exploration and production (E&P) investment by oil and gas operators have often been used as leading indicators for the level of drilling and development activity in the oil and gas sector.

Market Conditions and Outlook

The novel coronavirus (“COVID-19”) pandemic significantly disrupted the market with unprecedented fluctuations in the supply and demand of crude oil and resulting rapid decline of oil prices during 2020. In response to the significant reduction in oil prices, customer spending for exploration and production (E&P) activity deteriorated at a rapid pace due to reduced drilling activities, lower budgeted capital spending and options to reduce operating expenditures via cost cutting initiatives.

As the global economy reopened from the COVID-19 lockdowns, there has been an increase in demand which resulted in increased crude oil prices, reaching a two year high during the second quarter of 2021. Additionally, rig counts continue to increase, particularly in the U.S., amid the oil demand recovery. During the early months of 2021, we experienced a severe winter storm in Texas, which disrupted our operations due to facility damages and outages and raw materials supply chain disruptions. These factors led to short-term raw materials cost inflation during the first and second quarter of 2021. Although we continue to experience positive momentum within the industry, revenue is not growing at the same rate as the increase in activity. As many producers, particularly in the U.S., were faced with significant cash constraints during the pandemic, our customers continue to prioritize capital investment discipline and focus on using cash toward debt reduction and deleveraging their balance sheet. However, we expect positive momentum in our shorter-cycle North American businesses as well as a seasonal uptick in our international operations, particularly resulting from the recent OPEC production restorations, during the second half of the year.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	June 30,	March 31,	Variance
(dollars in thousands)	2021	2021	$
Revenue	$749,172	$684,888	$64,284
Cost of goods and services	569,167	522,556	46,611
Gross profit	180,005	162,332	17,673
Selling, general and administrative expense	152,341	143,478	8,863
Interest expense, net	14,064	13,971	93
Other (income) expense, net	2,251	(1,936)	4,187
Income (loss) before income taxes	11,349	6,819	4,530
Provision for (benefit from) income taxes	3,563	2,782	781
Net income (loss)	7,786	4,037	3,749
Net income (loss) attributable to noncontrolling interest	536	(1,735)	2,271
Net income (loss) attributable to ChampionX	$7,250	$5,772	$1,478

Revenue. Revenue increased $64.3 million, or 9%, as we posted sequential improvements across all operating segments. Within our Chemical Technologies business, the increase reflects recovery from the impact of the severe winter storm during the first quarter and a seasonal increase in our international operations. Production & Automation Technologies and Drilling Technologies segments have also increased as a result of an increase in U.S. land-based rig count and associated increase in customer spending on drilling activities, which positively impacted sales volumes.

Gross profit. Gross profit increased $17.7 million, or 11%, due to an increase in revenue and correlation between an increase in cost of materials associated with the higher volumes noted above.

Selling, general and administrative expense. Selling, general and administrative expense increased $8.9 million, or 6%, sequentially primarily due to integration related costs associated with the Merger and restructuring expenses incurred for employee severance and related benefits.

Provision for (benefit from) income taxes. Our provision for (benefit from) income taxes reflected effective tax rates of 31.4% and 40.8%, for the three months ended June 30, 2021 and March 31, 2021, respectively. The effective tax rate for the second quarter of 2021 was primarily impacted by the effects of valuation allowances in loss-making jurisdictions and withholding taxes.

CONSOLIDATED RESULTS OF OPERATIONS

	Six Months Ended
	June 30,		Variance
(dollars in thousands)	2021	2020	$
Revenue	$1,434,060	$560,348	$873,712
Cost of goods and services	1,091,723	445,779	645,944
Gross profit	342,337	114,569	227,768
Selling, general and administrative expense	295,819	208,800	87,019
Goodwill impairment	—	616,271	(616,271)
Long-lived asset impairment	—	40,980	(40,980)
Interest expense, net	28,035	20,301	7,734
Other (income) expense, net	315	(1,321)	1,636
Income (loss) before income taxes	18,168	(770,462)	788,630
Provision for (benefit from) income taxes	6,345	(27,960)	34,305
Net income (loss)	11,823	(742,502)	754,325
Net income attributable to noncontrolling interest	(1,199)	871	(2,070)
Net income (loss) attributable to ChampionX	$13,022	$(743,373)	756,395

Revenue. Revenue increased $873.7 million for the six months ended June 30, 2021 compared to prior year due to $777.2 million of incremental revenues associated with our acquired Chemicals Technologies business. Additionally, Production & Automation Technologies revenue increased $34.8 million year-over-year, driven by higher volumes in North America and internationally as the global economy has rebounded from the COVID-19 pandemic.

Gross profit. Gross profit increased $227.8 million for the six months ended June 30, 2021 compared to prior year, mainly due to $187.2 million of gross profit generated by the acquired Chemicals Technologies business, further supplemented by cost savings from restructuring actions as well as other cost reduction efforts in response to the COVID-19 pandemic.

Selling, general and administrative expense. Selling, general and administrative expense increased $87.0 million, or 42%, for the six months ended June 30, 2021 compared to prior year, primarily due to $133.3 million of incremental expense associated with the acquired Chemicals Technologies business as well as the restoration of salaries from the temporary employee salary and benefit reduction instituted during 2020 to address the COVID-19 pandemic impact on commodity prices and oil and gas production. These increases were partially offset by fewer acquisition and integration related costs on the acquisition of Chemical Technologies.

Interest expense, net. Interest expense, net increased $7.7 million, or 38%, or the six months ended June 30, 2021 compared to prior year due to incremental interest expense related to the term loan assumed as part of the Merger, partially offset by a $68.4 million reduction in long-term debt during 2021.

Provision for (benefit from) income taxes. The effective tax rates for the first six months of 2021 and 2020 were 34.9% and 3.6% respectively. The effective tax rate for the first six months of 2021 was primarily due to the tax effects of valuation allowances in loss making jurisdictions and withholding taxes. The effective tax rate for the first six months of 2020 was primarily impacted by the tax effects of impairment of non-taxable goodwill of $560.1 million, recognized as a discrete item. Other items impacting the rate include the effects of valuation allowances in loss jurisdictions and foreign branch earnings.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	June 30,	March 31,	Variance
(dollars in thousands)	2021	2021	$
Segment revenue:
Production Chemical Technologies	$447,049	$412,371	$34,678
Production & Automation Technologies	188,173	166,845	21,328
Drilling Technologies	37,589	34,994	2,595
Reservoir Chemical Technologies	33,222	29,891	3,331
Corporate	43,139	40,787	2,352
Total revenue	$749,172	$684,888	$64,284

Segment operating profit (loss):
Production Chemical Technologies	$33,871	$30,357	$3,514
Production & Automation Technologies	12,292	5,362	6,930
Drilling Technologies	3,868	6,386	(2,518)
Reservoir Chemical Technologies	(2,594)	(3,228)	634
Total segment operating profit (loss)	47,437	38,877	8,560
Corporate expense and other	22,024	18,087	3,937
Interest expense, net	14,064	13,971	93
Income (loss) before income taxes	$11,349	$6,819	$4,530

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue increased $34.7 million, or 8%, sequentially mainly due to the seasonal increase within our international operations as well as an increase in volumes in North America as we recovered from the impacts of the severe winter storm in the first quarter of 2021. Additionally, increased global pricing mitigated the increase in costs for raw materials and inflationary factors.

Operating profit. Production Chemical Technologies operating profit increased $3.5 million in the second quarter of 2021 compared to the prior quarter primarily due to higher revenue noted above and the correlating increase in cost of materials.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue increased $21.3 million, or 13%, as compared to the prior quarter, primarily due to an increase in customer spending as a result of improving market conditions during the second quarter of 2021. The increase in customer spending led to higher volumes across our product offerings in North America.

Operating profit. Production & Automation Technologies operating profit increased $6.9 million in the second quarter of 2021 compared to the prior quarter primarily due to higher sales volume as noted above.

Drilling Technologies

Revenue. Drilling Technologies revenue increased $2.6 million, or 7%, in the second quarter of 2021 compared to the prior quarter primarily due to an increase in U.S. land-based rig count and associated increase in customer spending on drilling activities, which positively impacted sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Drilling Technologies operating profit decreased $2.5 million in the second quarter of 2021 compared to the prior quarter primarily due to higher professional fees associated with the defense of our patented technologies.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue increased $3.3 million, or 11%, sequentially mainly due to an increase in revenue within North America as we rebounded from the impact of the severe winter storm in the first quarter of 2021.

Operating profit. Reservoir Chemical Technologies operating loss was $2.6 million in the second quarter of 2021, relatively flat on a sequential basis, primarily due to continued raw material constraint.

	Six Months Ended June 30,		Variance
(dollars in thousands)	2021	2020	$
Segment revenue:
Production Chemical Technologies	$859,420	$136,002	$723,418
Production & Automation Technologies	355,018	320,220	34,798
Drilling Technologies	72,583	76,903	(4,320)
Reservoir Chemical Technologies	63,113	9,306	53,807
Corporate	83,926	17,917	66,009
Total revenue	$1,434,060	$560,348	$873,712

Segment operating profit (loss):
Production Chemical Technologies	$64,228	$9,922	$54,306
Production & Automation Technologies	17,654	(685,759)	703,413
Drilling Technologies	10,254	7,548	2,706
Reservoir Chemical Technologies	(5,822)	(2,811)	(3,011)
Total segment operating profit (loss)	86,314	(671,100)	757,414
Corporate expense and other	40,111	79,061	(38,950)
Interest expense, net	28,035	20,301	7,734
Income (loss) before income taxes	$18,168	$(770,462)	$788,630
The results of operations of the Production Chemical Technologies and Reservoir Chemical Technologies segments have been reflected in the table above from the closing date of the Merger through the end of the period presented. As results are not comparable for the given periods, no further discussion included herein.

Production & Automation Technologies

Revenue. Revenue increased $34.8 million, or 11%, as compared to the prior year, primarily due to an increase in customer spending as a result of improving market conditions during the first half of 2021. The increase in customer spending led to higher volumes across our product offerings in North America.

Operating profit. Operating profit increased $703.4 million compared to the prior year primarily due to goodwill and long-lived asset impairment charges of $657.3 million recognized during the six months ended June 30, 2020. Absent the impairment charges, operating profit increased due to the increase in revenue.

Drilling Technologies

Revenue. Revenue decreased $4.3 million, or 6%, compared to the prior year primarily due to a steep decline in U.S. land-based rig count throughout 2020 as a result of the pandemic. This resulted in a decline in customer spending on drilling activities, which negatively impacted sales volumes of our diamond cutters and diamond bearings products. Although we are experiencing an increase in rig counts sequentially, they have not reached pre-pandemic levels.

Operating profit. Operating profit increased $2.7 million, or 36%, compared to the prior year period despite lower revenue which was offset by cost savings from restructuring actions as well as other cost reduction efforts taken during 2020.

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

On May 7, 2021, the Company completed a tender offer to purchase certain of the Senior Notes (the “Tender Offer”) at 104.781%. We repurchased $55.0 million in aggregate principal amount of the Senior Notes for $57.7 million in cash, including principal, and $0.1 million in accrued interest. In connection with these repurchases, we recognized a net loss of approximately $3.3 million for the period ended June 30, 2021, inclusive of the write off of unamortized debt financing costs related to the extinguished portion of the notes, and is included in other expense, net in our condensed consolidated statement of income (loss).

At June 30, 2021, we had cash and cash equivalents of $239.0 million compared to $201.4 million at December 31, 2020, primarily for working capital and operational purposes. At June 30, 2021, we had total liquidity of $591.9 million, comprised of $239.0 million of cash and $352.9 million of available capacity on our revolver.

At June 30, 2021, we had a long-term debt balance of $838.8 million, net of the current portion of long-term debt of $26.9 million, primarily consisting of our term loan due 2027 with a principal amount of $510.2 million, our Senior Notes due in 2026 with a principal amount of $222.0 million, and our term loan due in 2025 with a principal amount of $140.0 million. We also have access to a revolving credit facility which expires in May of 2023, which had an unused capacity of $352.9 million at June 30, 2021.

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

Cash Flows

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash provided by operating activities	$151,138	$78,033
Cash (used in) provided by investing activities	(43,198)	39,332
Cash used in financing activities	(69,743)	(9,970)
Effect of exchange rate changes on cash and cash equivalents	(623)	(790)
Net increase (decrease) in cash and cash equivalents	$37,574	$106,605

Operating Activities

Cash provided by operating activities during the six months ended June 30, 2021 increased $73.1 million compared to 2020. The increase in cash provided by operating activities was primarily driven by an increase in our results of operations. The results of our Chemicals Technologies business include six months of activity in 2021 as compared to 2020 including the period from the acquisition date of June 3, 2020 through the end of the period. Changes in working capital items used cash of $7.5 million during the six months ended June 30, 2021 compared to cash generated of $77.2 million during 2020. The change in working capital items primarily related to cash outflows for inventory procurement and an increase in accounts receivable as a result of revenue growth during the period.

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

Investing Activities

Cash used in investing activities was $43.2 million for the six months ended June 30, 2021, and was primarily comprised of capital expenditures of $45.7 million, partially offset by $2.5 million of cash proceeds from the sale of fixed assets.

Cash provided by investing activities was $39.3 million for the six months ended June 30, 2020, and was primarily comprised of cash acquired in the Merger of $57.6 million and $1.1 million of cash proceeds from the sale of fixed assets, partially offset by capital expenditures of $19.3 million.

Financing Activities

Cash used in financing activities of $69.7 million for the six months ended June 30, 2021, was primarily the result of repayments totaling $71.1 million on long-term debt, $2.6 million of payments of finance lease obligations and a distribution of $0.8 million to one of our non-controlling interests. This was partially offset by $6.5 million in cash proceeds from the exercise of stock options.

Cash used in financing activities of $10.0 million for the six months ended June 30, 2020, was primarily the result of $4.4 million in debt issue costs related to the amendment of the credit agreement and payments totaling $2.8 million for finance lease obligations.

Revolving Credit Facility

A summary of our revolving credit facility at June 30, 2021, was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$400.0	$—	$47.1	$352.9	May 2023

Additionally, we have a letter of credit outside of the revolving credit facility of approximately $1.9 million. As of June 30, 2021, we were in compliance with all restrictive covenants under our revolving credit facility.

Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the obligation to file periodic financial information of the wholly owned subsidiaries of the Company that guarantee the Senior Notes was automatically suspended on January 1, 2021 when the Senior Notes were held by fewer than 300 persons.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1—Basis Of Presentation And Summary Of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

With the participation of management, our principal executive officer and principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

There were no changes in internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company which is part of Chemical Technologies completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $145,874 during the period from April 1, 2021 to June 30, 2021. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1+
ChampionX Corporation Amended and Restated 2018 Equity and Cash Incentive Plan effective as of February 18, 2021 (incorporated by reference to Exhibit 10.1 to ChampionX’s Current Report on Form 8-K filed May 13, 2021)

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

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	July 29, 2021