Form 10-Q
period 2021-09-30
ChampionX Corp
filed 2021-10-28
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or
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

The registrant had 202,069,866 shares of common stock, $0.01 par value, outstanding as of October 22, 2021.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Product revenue	$711,099	$540,825	$1,945,855	$1,014,140
Service revenue	89,349	76,665	251,198	138,436
Lease and other revenue	18,337	16,036	55,792	41,298
Total revenue	818,785	633,526	2,252,845	1,193,874
Cost of goods and services	623,162	505,066	1,714,885	950,845
Gross profit	195,623	128,460	537,960	243,029
Selling, general and administrative expense	135,089	122,156	430,908	330,956
Goodwill impairment	—	—	—	616,271
Long-lived asset impairment	—	—	—	40,980
Interest expense, net	12,849	15,935	40,884	36,236
Other (income) expense, net	(36,876)	1,663	(36,561)	342
Income (loss) before income taxes	84,561	(11,294)	102,729	(781,756)
Provision for (benefit from) income taxes	25,910	(3,962)	32,255	(31,922)
Net income (loss)	58,651	(7,332)	70,474	(749,834)
Less: Net income attributable to noncontrolling interest	1,823	582	624	1,453
Net income (loss) attributable to ChampionX	$56,828	$(7,914)	$69,850	$(751,287)

Earnings (losses) per share attributable to ChampionX:
Basic	$0.28	$(0.04)	$0.35	$(5.73)
Diluted	$0.27	$(0.04)	$0.34	$(5.73)
Weighted-average shares outstanding:
Basic	201,852	199,809	201,329	131,064
Diluted	208,545	199,809	208,173	131,064

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$58,651	$(7,332)	$70,474	$(749,834)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,737)	3,782	(192)	(1,567)
Cash flow hedges	3,218	(862)	3,354	(209)
Defined pension and other post-retirement benefits adjustments, net	46	99	6,586	297
Other comprehensive income (loss)	(8,473)	3,019	9,748	(1,479)
Comprehensive income (loss)	50,178	(4,313)	80,222	(751,313)
Less: Comprehensive income attributable to noncontrolling interest	1,823	582	624	1,453
Comprehensive income (loss) attributable to ChampionX	$48,355	$(4,895)	$79,598	$(752,766)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$253,855	$201,421
Restricted cash	3,500	—
Receivables, net	590,777	559,545
Inventories, net	497,473	430,112
Prepaid expenses and other current assets	72,123	74,767
Total current assets	1,417,728	1,265,845
Property, plant and equipment, net of accumulated depreciation of $557,854 in 2021 and $494,490 in 2020	780,686	854,536
Operating lease right-of-use assets	111,759	122,481
Goodwill	701,475	680,594
Intangible assets, net	413,279	479,009
Other non-current assets	78,075	73,311
Total assets	$3,503,002	$3,475,776
LIABILITIES AND EQUITY
Current portion of long-term debt	$26,850	$26,850
Accounts payable	430,576	299,666
Accrued compensation and employee benefits	90,516	70,303
Current portion of operating lease liabilities	33,956	33,234
Accrued distributor fees	26,734	37,465
Accrued expenses and other current liabilities	148,047	155,042
Total current liabilities	756,679	622,560
Long-term debt	743,572	905,764
Deferred income taxes	139,377	156,283
Operating lease liabilities	72,171	83,553
Other long-term liabilities	79,451	95,041
Total liabilities	1,791,250	1,863,201
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 201.9 million shares and 200.4 million shares issued and outstanding in 2021 and 2020, respectively	2,019	2,004
Capital in excess of par value of common stock	2,314,592	2,293,179
Accumulated deficit	(568,607)	(638,457)
Accumulated other comprehensive loss	(21,007)	(30,755)
ChampionX stockholders’ equity	1,726,997	1,625,971
Noncontrolling interest	(15,245)	(13,396)
Total equity	1,711,752	1,612,575
Total liabilities and equity	$3,503,002	$3,475,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2020	200,380	$2,004	$2,293,179	$(638,457)	$(30,755)	$(13,396)	$1,612,575
Net income (loss)	—	—	—	5,772	—	(1,735)	4,037
Other comprehensive income	—	—	—	—	3,793	—	3,793
Stock-based compensation	64	—	6,442	—	—	—	6,442
Stock options exercised	577	6	3,341	—	—	—	3,347
Taxes withheld on issuance of stock-based awards	—	—	(556)	—	—	—	(556)
Cumulative translation adjustments	—	—	—	—	—	268	268
Distributions to noncontrolling interest	—	—	—	—	—	(800)	(800)
March 31, 2021	201,021	$2,010	$2,302,406	$(632,685)	$(26,962)	$(15,663)	$1,629,106
Net income	—	—	—	7,250	—	536	7,786
Other comprehensive income	—	—	—	—	14,428	—	14,428
Stock-based compensation	101	—	5,914	—	—	—	5,914
Stock options exercised	578	7	3,155	—	—	—	3,162
Taxes withheld on issuance of stock-based awards	—	—	(1,208)	—	—	—	(1,208)
Cumulative translation adjustments	—	—	—	—	—	(231)	(231)
June 30, 2021	201,700	$2,017	$2,310,267	$(625,435)	$(12,534)	$(15,358)	$1,658,957
Net income	—	—	—	56,828	—	1,823	58,651
Other comprehensive loss	—	—	—	—	(8,473)	—	(8,473)
Stock-based compensation	133	—	5,557	—	—	—	5,557
Stock options exercised	74	2	429	—	—	—	431
Taxes withheld on issuance of stock-based awards	—	—	(1,661)	—	—	—	(1,661)
Distributions to noncontrolling interest	—	—	—	—	—	(1,710)	(1,710)
September 30, 2021	201,907	$2,019	$2,314,592	$(568,607)	$(21,007)	$(15,245)	$1,711,752

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2019	77,460	$775	$969,174	$107,048	$(44,037)	$3,254	$1,036,214
Cumulative effect of accounting changes	—	—	—	(1,573)	—	—	(1,573)
Net income (loss)	—	—	—	(633,728)	—	273	(633,455)
Other comprehensive loss	—	—	—	—	(10,953)	—	(10,953)
Stock-based compensation	44	—	2,429	—	—	—	2,429
Taxes withheld on issuance of stock-based awards	—	—	(368)	—	—	—	(368)
March 31, 2020	77,504	$775	$971,235	$(528,253)	$(54,990)	$3,527	$392,294
Issuance of common stock related to the Merger	122,237	1,223	1,262,708	—	—	—	1,263,931
Issuance of replacement awards related to the Merger	—	—	43,964	—	—	—	43,964
Non-controlling interest acquired in the Merger	—	—	—	—	—	(16,015)	(16,015)
Net income (loss)	—	—	—	(109,645)	—	598	(109,047)
Other comprehensive income	—	—	—	—	6,455	—	6,455
Stock-based compensation	67	—	5,433	—	—	—	5,433
Taxes withheld on issuance of stock-based awards	—	—	(244)	—	—	—	(244)
Distributions to noncontrolling interest	—	—	—	—	—	(2,200)	(2,200)
Other	—	—	—	37	—	(12)	25
June 30, 2020	199,808	$1,998	$2,283,096	$(637,861)	$(48,535)	$(14,102)	$1,584,596
Net income (loss)	—	—	—	(7,914)	—	582	(7,332)
Other comprehensive income	—	—	—	—	3,019	—	3,019
Stock-based compensation	12	—	5,856	—	—	—	5,856
Taxes withheld on issuance of stock-based awards	—	—	(28)	—	—	—	(28)
Other	—	—	6	(88)	—	3	(79)
September 30, 2020	199,820	$1,998	$2,288,930	$(645,863)	$(45,516)	$(13,517)	$1,586,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$70,474	$(749,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	113,213	101,434
Amortization	65,592	47,827
Stock-based compensation	17,913	13,718
(Gain) loss on disposal of fixed assets	(35,393)	3,685
Loss on goodwill and long-lived asset impairment	—	657,251
Loss on debt extinguishment	8,707	—
Provision for bad debt	(796)	2,945
Provision for inventory obsolescence and write-downs	5,259	15,626
Amortization of deferred loan costs and accretion of discount	2,689	2,480
Deferred income taxes	(10,844)	(34,318)
Employee benefit plan expense	1,853	1,606
Other	254	(1,696)
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	(35,435)	91,204
Inventories	(74,641)	62,225
Prepaid expenses and other current assets	2,280	17,737
Accounts payable	130,607	(48,519)
Accrued compensation and employee benefits	18,711	1,518
Accrued expenses and other liabilities	(37,361)	12,846
Leased assets	(4,496)	(7,799)
Other	1,214	(504)
Net cash provided by operating activities	239,800	189,432

Cash flows from investing activities:
Proceeds from sale of fixed assets	73,698	9,295
Capital expenditures	(67,027)	(32,169)
Acquisitions, net of cash acquired	(9,957)	57,588
Purchase of investments	(4,874)	—
Net cash (used for) provided by investing activities	(8,160)	34,714

Cash flows from financing activities:
Proceeds from long-term debt	—	125,000
Payment of debt issue costs	—	(4,356)
Repayment of long-term debt	(174,392)	(206,713)
Proceeds from exercise of stock options	6,940	—
Payments related to taxes withheld on stock-based compensation	(3,425)	(640)
Distributions to noncontrolling interest	(2,510)	(2,200)
Payment of finance lease obligations	(328)	(4,536)
Net cash used for financing activities	(173,715)	(93,445)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,991)	5,471

Net increase in cash and cash equivalents and restricted cash	55,934	136,172
Cash and cash equivalents and restricted cash at beginning of period	201,421	35,290
Cash and cash equivalents and restricted cash at end of period	$257,355	$171,462
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

On June 3, 2020, the Company and Ecolab Inc. (“Ecolab”) completed a Reverse Morris Trust transaction in which we acquired the Chemical Technologies business (the “Merger”). In association with the completion of the Merger, the Company changed its name from Apergy Corporation (“Apergy”) to ChampionX Corporation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ChampionX have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

NOTE 2—MERGER TRANSACTION

On June 3, 2020, we completed the acquisition of the Chemical Technologies business. To complete the acquisition, we issued 122.2 million shares of common stock, at a share price of $10.34 per share, in exchange for 100% equity ownership of Chemical Technologies.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2020
Revenues	$633,526	$2,068,904
Net income (loss) attributable to ChampionX	4,667	(789,858)

Included in the net income (loss) attributable to ChampionX on a pro forma basis were goodwill and long-lived asset impairment charges of $805.0 million during the nine months ended September 30, 2020.

NOTE 3—ACQUISITIONS AND DISPOSITIONS

Acquisitions

On July 2, 2021, we acquired Scientific Aviation, Inc. (“Scientific”), a provider of site-specific and regional methane emissions monitoring solutions for continuous and periodic monitoring applications. Scientific has been included in our Production & Automation Technologies segment. Under the terms of the agreement, we paid an initial amount of $10.0 million, net of cash acquired. We may also be required to make future payments of up to an additional $10.0 million, contingent on the future performance of Scientific. As part of our purchase price allocation, we recorded contingent consideration of $5.5 million and goodwill of $13.9 million. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

Dispositions

During the third quarter of 2021, management committed to a plan to sell our U.S.-based assets associated with our chemical manufacturing plant in Corsicana, Texas (the “Corsicana Plant”) which was completed on September 7, 2021 for a total purchase price of $70.0 million, subject to certain closing costs, pursuant to an Asset Purchase Agreement. The sale constituted an asset sale for accounting purposes.

Upon closing of the transaction, we received $68.8 million in cash, including $3.5 million to be held in escrow for one year to cover post-closing indemnification obligations. Proceeds from the sale were used to pay down debt and make further progress toward our long-term leverage target.

Pursuant to the Asset Purchase Agreement, we sold all of our property, plant and equipment as well as all other assets necessary to operate the Corsicana Plant. Total assets sold primarily consisted of $23.4 million in property, plant and equipment, $2.2 million in inventory, and $1.8 million in spare parts. We recognized a net gain of $39.9 million, which is included in other (income) expense, net in our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2021. The transaction was reflected in our Reservoir Chemical Technologies segment.

NOTE 4—SEGMENT INFORMATION

Our reporting segments are:

•Production Chemical Technologies—provides oil and natural gas production and midstream markets with solutions to manage and control corrosion, oil and water separation, flow assurance, sour gas treatment and a host of water-related issues.

•Production & Automation Technologies—designs, manufactures, markets and services a full range of artificial lift equipment, end-to-end digital automation solutions, as well as other production equipment and asset monitoring technologies. Production & Automation Technologies’ products are sold under a collection of brands including Harbison-Fischer, Norris, Alberta Oil Tool, Oil Lift Technology, PCS Ferguson, Pro-Rod, Upco, Unbridled ESP, Scientific Aviation, Norriseal-Wellmark, Quartzdyne, Spirit, Theta, Timberline and Windrock.

•Drilling Technologies—designs, manufactures and markets polycrystalline diamond cutters and bearings primarily for use in oil and gas drill bits under the US Synthetic brand.

•Reservoir Chemical Technologies—manufactures specialty products that support well stimulation, construction (including drilling and cementing) and well intervention in the oil and natural gas industry.

Business activities that do not meet the criteria of an operating segment have been combined into Corporate and other. Corporate and other includes (i) corporate and overhead expenses, and (ii) revenue and costs for activities that are not operating segments.

Segment revenue and segment operating profit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Segment revenue:
Production Chemical Technologies	$487,670	$410,151	$1,347,090	$546,153
Production & Automation Technologies	204,473	136,921	559,491	457,141
Drilling Technologies	49,415	15,715	121,998	92,618
Reservoir Chemical Technologies	38,192	21,264	101,305	30,570
Corporate and other (1)	39,035	49,475	122,961	67,392
Total revenue	$818,785	$633,526	$2,252,845	$1,193,874

Segment operating profit (loss):
Production Chemical Technologies	$45,696	$35,172	$109,924	$45,094
Production & Automation Technologies	14,407	(7,454)	32,061	(693,213)
Drilling Technologies	11,146	(5,127)	21,400	2,421
Reservoir Chemical Technologies	37,800	(3,819)	31,979	(6,630)
Total segment operating profit (loss)	109,049	18,772	195,364	(652,328)
Corporate and other (1)	11,639	14,131	51,751	93,192
Interest expense, net	12,849	15,935	40,884	36,236
Income (loss) before income taxes	$84,561	$(11,294)	$102,729	$(781,756)
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

Revenue disaggregated by geography was as follows:

	Three Months Ended September 30, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$163,184	$158,534	$37,716	$26,332	$26,890	$412,656
Latin America	110,592	4,752	—	3,410	1,048	119,802
Middle East & Africa	66,584	14,243	1,582	4,958	1,467	88,834
Canada	68,907	14,922	3,697	662	43	88,231
Europe	47,891	731	4,459	930	3,529	57,540
Asia-Pacific	11,703	1,853	1,945	1,113	6,058	22,672
Australia	8,693	9,393	—	28	—	18,114
Other	10,116	45	16	759	—	10,936
Total revenue	$487,670	$204,473	$49,415	$38,192	$39,035	$818,785

	Three Months Ended September 30, 2020
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$136,689	$100,875	$11,308	$10,901	$33,125	$292,898
Latin America	80,761	4,319	—	1,696	1,278	88,054
Middle East & Africa	66,352	10,899	182	4,696	6,048	88,177
Canada	53,681	6,018	942	686	136	61,463
Europe	45,720	1,823	1,948	715	5,822	56,028
Asia-Pacific	11,931	1,382	818	882	3,066	18,079
Australia	5,944	11,266	32	82	—	17,324
Other	9,073	339	485	1,606	—	11,503
Total revenue	$410,151	$136,921	$15,715	$21,264	$49,475	$633,526

	Nine Months Ended September 30, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$469,900	$426,246	$93,515	$61,530	$83,132	$1,134,323
Latin America	275,597	13,924	—	10,016	3,740	303,277
Middle East & Africa	191,167	38,346	3,744	17,554	8,534	259,345
Canada	193,838	42,204	9,510	1,768	325	247,645
Europe	131,545	4,504	9,236	3,420	9,476	158,181
Asia-Pacific	32,757	6,059	4,351	3,626	17,754	64,547
Australia	21,082	28,151	130	112	—	49,475
Other	31,204	57	1,512	3,279	—	36,052
Total revenue	$1,347,090	$559,491	$121,998	$101,305	$122,961	$2,252,845

	Nine Months Ended September 30, 2020
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate	Total
United States	$178,442	$338,457	$66,142	$15,177	$45,057	$643,275
Latin America	105,795	15,034	22	2,183	1,768	124,802
Middle East & Africa	94,500	33,065	722	7,583	8,485	144,355
Canada	69,641	23,140	6,213	817	198	100,009
Europe	62,864	9,481	9,543	987	7,048	89,923
Asia-Pacific	15,623	4,653	8,495	1,155	4,836	34,762
Australia	7,827	32,801	101	93	—	40,822
Other	11,461	510	1,380	2,575	—	15,926
Total revenue	$546,153	$457,141	$92,618	$30,570	$67,392	$1,193,874
Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Contract liabilities - current	$14,697	$16,668

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	September 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$593,252	$354,585	$238,667	$593,068	$321,298	$271,770
Unpatented technologies	133,700	33,011	100,689	133,700	19,958	113,742
Favorable supply agreements	59,000	25,736	33,264	59,000	11,308	47,692
Trademarks	59,872	31,154	28,718	59,881	27,565	32,316
Patents	38,676	30,622	8,054	38,635	29,289	9,346
Other	5,383	5,096	287	5,374	4,831	543
	889,883	480,204	409,679	889,658	414,249	475,409
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
Total	$893,483	$480,204	$413,279	$893,258	$414,249	$479,009

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment were as follows:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2020	351,057	191,537	101,136	36,864	680,594
Acquisition (1)	—	13,893	—	—	13,893
Foreign currency translation	4,346	17	—	2,625	6,988
September 30, 2021	$355,403	$205,447	$101,136	$39,489	$701,475
_______________________
(1) See Note 3—Acquisitions And Dispositions for additional information related to the acquisition of Scientific completed during the third quarter of 2021.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

We perform our annual goodwill impairment test for two of our reporting units, Production Chemical Technologies and Reservoir Chemical Technologies, as of May 31 of each fiscal year. During the second quarter of 2021, we completed our assessment and concluded that the goodwill related to those reporting units was not impaired.

NOTE 7—DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
2018 Credit Facility	$—	$—
2018 Term Loan Facility	140,000	140,000
2020 Term Loan Facility	503,438	523,575
6.375% Senior Notes due 2026	132,041	277,041
Total	775,479	940,616
Net unamortized discounts and issuance costs	(5,057)	(8,002)
Total long-term debt	$770,422	$932,614
Current portion of long-term debt (1)	(26,850)	(26,850)
Long-term debt, less current portion	$743,572	$905,764
_______________________
(1) Represents the mandatory amortization payments due within twelve months related to the 2020 Term Loan Facility.

The 2020 Term Loan Facility is subject to mandatory amortization payments of $6.7 million paid quarterly, which began on September 30, 2020, and contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of September 30, 2021. The weighted average interest rate on borrowings during the nine month period ended September 30, 2021 was 2.63% and 6.00% for the 2018 Term Loan Facility and 2020 Term Loan Facility, respectively.

Debt Redemption
On May 7, 2021, the Company completed the redemption of certain of the Company’s 6.375% Senior Notes (the “Notes”) at 104.781% of the principal amount thereof. We repurchased $55.0 million in aggregate principal amount of the Notes for $57.7 million in cash, including $0.1 million in accrued interest. On September 23, 2021, we completed an additional redemption of the Notes at 104.781% of the principal amount thereof. We repurchased $90.0 million in aggregate principal amount of the Notes for $96.6 million in cash, including $2.3 million in accrued interest.

In connection with these redemptions, we recognized a net loss of approximately $5.4 million and $8.7 million for the three and nine months ended September 30, 2021, respectively, inclusive of the write off of unamortized debt financing costs related to the extinguished portion of the Notes, which is included in other expense, net in our condensed consolidated statements of income (loss).

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

As of September 30, 2021 and December 31, 2020, we had $81.3 million and $88.8 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2027. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 11 locations, the majority of which are in the U.S., and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of September 30, 2021 environmental liability accruals related to these locations were $6.9 million.

Prior to the separation from Dover in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma (“Norris”). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2020. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of September 30, 2021.

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

NOTE 9—RESTRUCTURING AND OTHER RELATED CHARGES

During the current and prior periods, we approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions. As a result, we recognized charges of $2.1 million and $10.1 million during the three and nine months ended September 30, 2021, respectively, consisting of employee severance and related benefits. During the three and nine months ended September 30, 2020, we recorded restructuring and other charges of $3.4 million and $18.3 million, respectively.

The following table presents the restructuring and other related charges by segment as classified in our condensed consolidated statements of income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Segment restructuring charges:
Production Chemical Technologies	$1,031	$2,305	$4,822	$2,305
Production & Automation Technologies	947	914	4,903	9,919
Drilling Technologies	—	—	—	5,521
Reservoir Chemical Technologies	65	207	307	207
Corporate	44	—	86	368
Total	$2,087	$3,426	$10,118	$18,320

Statements of Income (Loss) classification:
Cost of goods and services	$802	$2,228	$4,708	$12,974
Selling, general and administrative expense	1,285	1,198	5,410	5,346
Total	$2,087	$3,426	$10,118	$18,320

Our liability balance for restructuring and other related charges at September 30, 2021 reflects employee severance and related benefits initiated during the period. Additional programs may be initiated during 2021 with related restructuring charges.

The following table details our restructuring accrual activities during the nine months ended September 30, 2021:

(in thousands)	Restructuring Accrual Balance
December 31, 2020	$2,951
Restructuring charges	7,311
Payments	(5,353)
Other, including foreign currency translation	(15)
September 30, 2021	$4,894

NOTE 10—EQUITY AND CASH INCENTIVE PROGRAMS

Stock-based compensation expense is reported within selling, general and administrative expense in the condensed consolidated statements of income (loss). Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Stock-based compensation expense	$5,557	$5,856	$17,913	$13,718
Tax benefit	(1,167)	(1,342)	(3,762)	(3,144)
Stock-based compensation expense, net of tax	$4,390	$4,514	$14,151	$10,574

A summary of activity relating to our share-based awards for the nine months ended September 30, 2021, was as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units	Non-Qualified Stock Options
Outstanding at January 1, 2021	415,331	278,763	2,669,779	7,175,040
Granted	—	333,037	854,061	—
Forfeited	(2,134)	(5,678)	(117,971)	(37,130)
Exercised / vested	(10,000)	(148,341)	(290,267)	(1,229,223)
Performance adjustment	—	47,728	—	—
Outstanding at September 30, 2021	403,197	505,509	3,115,602	5,908,687
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2020	$(14,965)	$(13,470)	$(2,320)	$(30,755)
Other comprehensive loss before reclassifications, net of tax	3,213	—	413	3,626
Reclassification adjustment for net losses included in net income, net of tax	—	167	—	167
Other comprehensive income (loss), net of tax	3,213	167	413	3,793
March 31, 2021	$(11,752)	$(13,303)	$(1,907)	$(26,962)
Other comprehensive income before reclassifications, net of tax	8,332	—	(277)	8,055
Reclassification adjustment for net losses included in net income, net of tax	—	6,373	—	6,373
Other comprehensive income, net of tax	8,332	6,373	(277)	14,428
June 30, 2021	$(3,420)	$(6,930)	$(2,184)	$(12,534)
Other comprehensive income before reclassifications, net of tax	$(11,737)	$—	$3,218	$(8,519)
Reclassification adjustment for net losses included in net income, net of tax	$—	$46	$—	$46
Other comprehensive income, net of tax	(11,737)	46	3,218	(8,473)
September 30, 2021	$(15,157)	$(6,884)	$1,034	$(21,007)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2019	$(35,210)	$(8,827)	$—	$(44,037)
Other comprehensive income (loss) before reclassifications, net of tax	(11,052)	—	—	(11,052)
Reclassification adjustment for net losses included in net income, net of tax	—	99	—	99
Other comprehensive income, net of tax	(11,052)	99	—	(10,953)
March 31, 2020	$(46,262)	$(8,728)	$—	$(54,990)
Other comprehensive income (loss) before reclassifications, net of tax	5,703	—	653	6,356
Reclassification adjustment for net losses included in net income, net of tax	—	99	—	99
Other comprehensive income (loss), net of tax	5,703	99	653	6,455
June 30, 2020	$(40,559)	$(8,629)	$653	$(48,535)
Other comprehensive income (loss) before reclassifications, net of tax	3,782	—	(862)	2,920
Reclassification adjustment for net losses included in net income, net of tax	—	99	—	99
Other comprehensive income (loss), net of tax	3,782	99	(862)	3,019
September 30, 2020	$(36,777)	$(8,530)	$(209)	$(45,516)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income (loss) related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items on the condensed consolidated statements of income (loss)
(in thousands)	2021	2020	2021	2020
Pensions and other post-retirement benefits:
Amortization of actuarial loss and other	$46	$132	$6,586	$396	Other (income) expense, net
Total before tax	46	132	6,586	396	Income (loss) before income taxes
Tax benefit	—	(33)	—	(99)	Provision for (benefit from) income taxes
Net of tax	$46	$99	$6,586	$297	Net income (loss)

NOTE 12—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income (loss) attributable to ChampionX	$56,828	$(7,914)	$69,850	$(751,287)

Weighted-average number of shares outstanding	201,852	199,809	201,329	131,064
Dilutive effect of stock-based compensation	6,693	—	6,844	—
Total shares and dilutive securities	208,545	199,809	208,173	131,064

Basic earnings (loss) per share attributable to ChampionX	$0.28	$(0.04)	$0.35	$(5.73)
Diluted earnings (loss) per share attributable to ChampionX	$0.27	$(0.04)	$0.34	$(5.73)

For all periods presented, the computation of diluted earnings (losses) per share excludes awards with an anti-dilutive impact. For the three and nine months ended September 30, 2021, the diluted shares include the dilutive impact of equity awards except for approximately 0.5 million and 0.6 million shares, respectively, that were excluded because their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2020, we excluded all outstanding equity awards from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive as we were in a loss position.

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
Level 2- Inputs include observable inputs other than quoted prices in active markets.
Level 3- Inputs are unobservable inputs for which there is little or no market data available.
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

	September 30, 2021	December 31, 2020
(in thousands)	Carrying Amount
Assets
Foreign currency forward contracts	$2,904	$4,576

Liabilities
Foreign currency forward contracts	$3,307	$6,561

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

The fair value of the Notes is based on Level 1 quoted market prices. The fair value of our term loan facilities are based on Level 2 quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Term Loan Facility	$140,000	$138,950	$140,000	$137,200
2020 Term Loan Facility	$503,438	$510,989	$523,575	$530,120
6.375% Senior Notes due 2026	$132,041	$138,181	$277,041	$277,054

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

	Derivative Assets		Derivative Liabilities
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Prepaid expenses and other current assets	$2,904	$4,576	$—	$—
Accrued expenses and other current liabilities	—	—	3,307	$6,561
	$2,904	$4,576	$3,307	$6,561

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	September 30, 2021	December 31, 2020
Notional value of foreign currency forward contracts	$603,886	$483,377

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, primarily related to inventory purchases. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts attributable to changes in spot exchange rates are recorded in AOCI until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the condensed consolidated statements of income (loss) as the underlying exposure being hedged. The forward points are marked-to-market monthly and recognized in the same line item in the condensed consolidated statements of income (loss) as the underlying exposure being hedged.

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
Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Loss reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$1,447	$19	$3,219	$34
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	955	772	2,417	1,483
Total loss of derivative instruments	$2,402	$791	$5,636	$1,517

NOTE 15—INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$164,030	$137,038
Work in progress	11,676	9,509
Finished goods	401,088	323,144
	576,794	469,691
Inventory reserve	(28,240)	(24,769)
LIFO adjustments (1)	(51,081)	(14,810)
Inventories, net	$497,473	$430,112
_______________________
(1) Represents the amount by which LIFO inventories exceeded their carrying value.

NOTE 16—CASH FLOW INFORMATION

Lease Program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our lease program. During the nine months ended September 30, 2021 and September 30, 2020, we transferred $33.9 million and $26.5 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

EXECUTIVE OVERVIEW AND BUSINESS OUTLOOK

We are a global leader in chemistry solutions and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently and sustainably around the world. Our products provide efficient and safe operations throughout the lifecycle of a well with a focus on the production phase of wells. Our business is organized into four reportable segments: Production Chemical Technologies, Production & Automation Technologies, Drilling Technologies, and Reservoir Chemical Technologies.

On June 3, 2020, the Company and Ecolab completed a Reverse Morris Trust transaction in which we acquired the Chemical Technologies business. In association with the completion of the Merger, the Company has changed its name from Apergy Corporation to ChampionX Corporation and its ticker symbol to “CHX”. See Note 2—Merger Transaction to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Recent Events

On July 2, 2021, we acquired Scientific Aviation, Inc. (“Scientific”), a market leader in site-specific and regional methane emissions monitoring solutions for periodic and continuous monitoring applications. Under the terms of the agreement, we paid an initial amount of $10.0 million, net of cash acquired. We may also be required to make future payments of up to an additional $10.0 million, contingent on the future performance of Scientific.

On September 7, 2021, we sold certain assets associated with our chemical manufacturing plant in Corsicana, Texas, including all of the property, plant and equipment associated therewith and all other assets necessary to operate the plant. We received $68.8 million in cash and recognized a net gain of $39.9 million. Proceeds from the sale were used to pay a portion of the $90.0 million of the Notes redeemed on September 23, 2021.

Business Environment

We monitor macro-economic conditions and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. Our business segments provide a broad range of technologies and products to support oil and gas production, exploration and development and the midstream sector. As a result, we are substantially dependent upon global oil production levels, as well as new investment activity levels in the oil and gas and midstream sectors. Demand for our products, technologies and services is impacted by overall global demand for oil and gas, ongoing depletion rates of existing oil and gas wells, and our customers’ willingness to invest in the exploration and development of new oil and gas resources. Our customers determine their operating and capital budgets based on current and expected future crude oil and natural gas prices, U.S. and worldwide rig count, U.S. well completions and expectation of industry cost levels, among other factors. Crude oil and natural gas prices are impacted by supply and demand, which are influenced by geopolitical, macroeconomic, and local events, and have historically been subject to substantial volatility and cyclicality. Rig count, footage drilled, and exploration and production (“E&P”) investment by oil and gas operators have often been used as leading indicators for the level of drilling and development activity and future production levels in the oil and gas sector.

Market Conditions and Outlook

The novel coronavirus (“COVID-19”) pandemic significantly disrupted the oil and gas markets with unprecedented fluctuations in the supply and demand of crude oil and resulting rapid decline of oil prices during 2020. In response to the significant reduction in oil prices, customer spending for E&P activity deteriorated at a rapid pace due to reduced drilling activities, lower budgeted capital spending and options to reduce operating expenditures via cost cutting initiatives.

Crude oil prices have increased throughout 2021, reaching multi-year highs in the third quarter, due to an increase in demand as the global economy reopened from the COVID-19 lockdowns coupled with continuing OPEC+ production curtailments and reduced U.S. oil production resulting from COVID impacts and public U.S. oil and gas companies focus on free cash generation and capital investment restraints. The U.S. oil and gas rig count has also grown steadily during 2021, although it remains below pre-pandemic levels and OPEC+ production curtailments are being reduced. We continue to experience positive momentum across the industry. However, as our sales volumes have increased, we are experiencing raw material and logistics cost inflation and supply chain constraints. Through the remainder of 2021 and into 2022, we expect continued sales volume improvements, selling price increase realization, and cost synergy delivery to offset raw material cost inflation.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	September 30,	June 30,	Variance
(in thousands)	2021	2021	$
Revenue	$818,785	$749,172	$69,613
Cost of goods and services	623,162	569,167	53,995
Gross profit	195,623	180,005	15,618
Selling, general and administrative expense	135,089	152,341	(17,252)
Interest expense, net	12,849	14,064	(1,215)
Other (income) expense, net	(36,876)	2,251	(39,127)
Income (loss) before income taxes	84,561	11,349	73,212
Provision for (benefit from) income taxes	25,910	3,563	22,347
Net income (loss)	58,651	7,786	50,865
Net income (loss) attributable to noncontrolling interest	1,823	536	1,287
Net income (loss) attributable to ChampionX	$56,828	$7,250	$49,578

Revenue. Revenue increased $69.6 million, or 9%, as we posted sequential improvements across all operating segments. Within our Chemical Technologies business, the change reflects an increase in volumes as customers secured additional products to mitigate the effect of supply chain constraints. Revenues from our Production & Automation Technologies and Drilling Technologies segments also increased as a result of an increase in U.S. land-based rig count and associated increase in customer spending on drilling activities, which positively impacted sales volumes.

Gross profit. Gross profit increased $15.6 million, or 9%, due to an increase in volume, partially offset by inflation in our raw material cost.

Selling, general and administrative expense. Selling, general and administrative expense decreased $17.3 million, or 11%, sequentially primarily due to fewer integration related costs as we exited our transition services agreement associated with the Merger.

Provision for (benefit from) income taxes. Our provision for (benefit from) income taxes reflected effective tax rates of 30.6% and 31.4%, for the three months ended September 30, 2021 and June 30, 2021, respectively. The effective tax rate for the third quarter of 2021 was primarily impacted by the effects of valuation allowances in loss-making jurisdictions and withholding taxes.

CONSOLIDATED RESULTS OF OPERATIONS

	Nine Months Ended
	September 30,		Variance
(in thousands)	2021	2020	$
Revenue	$2,252,845	$1,193,874	$1,058,971
Cost of goods and services	1,714,885	950,845	764,040
Gross profit	537,960	243,029	294,931
Selling, general and administrative expense	430,908	330,956	99,952
Goodwill impairment	—	616,271	(616,271)
Long-lived asset impairment	—	40,980	(40,980)
Interest expense, net	40,884	36,236	4,648
Other (income) expense, net	(36,561)	342	(36,903)
Income (loss) before income taxes	102,729	(781,756)	884,485
Provision for (benefit from) income taxes	32,255	(31,922)	64,177
Net income (loss)	70,474	(749,834)	820,308
Net income attributable to noncontrolling interest	624	1,453	(829)
Net income (loss) attributable to ChampionX	$69,850	$(751,287)	821,137

Revenue. Revenue increased $1.1 billion for the nine months ended September 30, 2021 compared to prior year due to $871.7 million of incremental revenues associated with our acquired Chemicals Technologies business. Additionally, Production & Automation Technologies revenue increased $102.4 million year-over-year, driven by higher volumes in North America and internationally as the global economy has rebounded from the COVID-19 pandemic. Drilling Technologies revenue also increased $29.4 million due to an increase in rig count and overall improvement in customer activity.

Gross profit. Gross profit increased $294.9 million for the nine months ended September 30, 2021 compared to prior year, mainly due to $203.6 million of gross profit generated by the acquired Chemicals Technologies business, further supplemented by cost savings from restructuring actions as well as other cost reduction efforts in response to the COVID-19 pandemic.

Selling, general and administrative expense. Selling, general and administrative expense increased $100.0 million, or 30%, for the nine months ended September 30, 2021 compared to prior year, primarily due to $100.5 million of incremental expense associated with the acquired Chemicals Technologies business as well as the restoration of salaries from the temporary employee salary and benefit reduction instituted during 2020 to address the COVID-19 pandemic impact on commodity prices and oil and gas production. These increases were partially offset by fewer acquisition and integration related costs associated with the acquisition of the Chemical Technologies business.

Interest expense, net. Interest expense, net increased $4.6 million, or 13%, for the nine months ended September 30, 2021 compared to prior year due to incremental interest expense related to the term loan assumed as part of the Merger, partially offset by a $165.1 million reduction in long-term debt during 2021.

Provision for (benefit from) income taxes. The effective tax rates for the first nine months of 2021 and 2020 were 31.4% and 4.1%, respectively. The effective tax rate for the first nine months of 2021 was primarily due to the tax effects of valuation allowances in loss making jurisdictions and withholding taxes. The effective tax rate for the first nine months of 2020 was primarily impacted by the tax effects of impairment of non-taxable goodwill of $560.1 million, recognized as a discrete item. Other items impacting the rate include the effects of valuation allowances in loss jurisdictions and foreign branch earnings.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	September 30,	June 30,	Variance
(in thousands)	2021	2021	$
Segment revenue:
Production Chemical Technologies	$487,670	$447,049	$40,621
Production & Automation Technologies	204,473	188,173	16,300
Drilling Technologies	49,415	37,589	11,826
Reservoir Chemical Technologies	38,192	33,222	4,970
Corporate	39,035	43,139	(4,104)
Total revenue	$818,785	$749,172	$69,613

Segment operating profit (loss):
Production Chemical Technologies	$45,696	$33,871	$11,825
Production & Automation Technologies	14,407	12,292	2,115
Drilling Technologies	11,146	3,868	7,278
Reservoir Chemical Technologies	37,800	(2,594)	40,394
Total segment operating profit (loss)	109,049	47,437	61,612
Corporate expense and other	11,639	22,024	(10,385)
Interest expense, net	12,849	14,064	(1,215)
Income (loss) before income taxes	$84,561	$11,349	$73,212

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue increased $40.6 million, or 9%, sequentially mainly due to higher volumes in our international operations as well as continued sales increases in North America as customers secured additional products to mitigate the effect of supply chain constraints. Additionally, increased global pricing mitigated the increase in costs for raw materials and inflationary factors.

Operating profit. Production Chemical Technologies operating profit increased $11.8 million in the third quarter of 2021 compared to the prior quarter primarily due to the higher revenue noted above, partially offset by certain raw materials inflation.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue increased $16.3 million, or 9%, as compared to the prior quarter, primarily due to an increase in customer spending, market share expansion and price increases to mitigate raw material inflation. Customer spending was driven by the strong market recovery, which led to higher volumes across our product offerings in North America. Additionally, the acquisition of Scientific on July 2, 2021 increased revenue $4.1 million sequentially during the third quarter of 2021.

Operating profit. Production & Automation Technologies operating profit increased $2.1 million in the third quarter of 2021 compared to the prior quarter primarily due to higher sales volume as noted above. However, our results are negatively impacted by further material cost inflation and supply chain disruptions.

Drilling Technologies

Revenue. Drilling Technologies revenue increased $11.8 million, or 31%, in the third quarter of 2021 compared to the prior quarter primarily due to an increase in U.S. land-based rig count and associated increase in customer spending on drilling activities, which positively impacted sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Drilling Technologies operating profit increased $7.3 million in the third quarter of 2021 compared to the prior quarter primarily due to higher sales volume as noted above.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue increased $5.0 million, or 15%, sequentially driven by continued growth in well construction and an increase in direct sales to E&P companies in North America.

Operating profit. Reservoir Chemical Technologies operating profit increased $40.4 million in the third quarter of 2021 compared to the prior quarter primarily due to the gain recognized on the sale of our chemical manufacturing plant in Corsicana.

	Nine Months Ended September 30,		Variance
(in thousands)	2021	2020	$
Segment revenue:
Production Chemical Technologies	$1,347,090	$546,153	$800,937
Production & Automation Technologies	559,491	457,141	102,350
Drilling Technologies	121,998	92,618	29,380
Reservoir Chemical Technologies	101,305	30,570	70,735
Corporate	122,961	67,392	55,569
Total revenue	$2,252,845	$1,193,874	$1,058,971

Segment operating profit (loss):
Production Chemical Technologies	$109,924	$45,094	$64,830
Production & Automation Technologies	32,061	(693,213)	725,274
Drilling Technologies	21,400	2,421	18,979
Reservoir Chemical Technologies	31,979	(6,630)	38,609
Total segment operating profit (loss)	195,364	(652,328)	847,692
Corporate expense and other	51,751	93,192	(41,441)
Interest expense, net	40,884	36,236	4,648
Income (loss) before income taxes	$102,729	$(781,756)	$884,485
The results of operations of the Production Chemical Technologies and Reservoir Chemical Technologies segments have been reflected in the table above from the closing date of the Merger through the end of the period presented. As results are not comparable for the given periods, no further discussion is included herein.

Production & Automation Technologies

Revenue. Revenue increased $102.4 million, or 22%, as compared to the prior year, primarily due to an increase in customer spending as a result of improving market conditions during 2021. The increase in customer spending led to higher volumes across our product offerings in North America. Additionally, the acquisition of Scientific on July 2, 2021 contributed $4.1 million to the increased revenue in 2021.

Operating profit. Operating profit increased $725.3 million compared to the prior year primarily due to goodwill and long-lived asset impairment charges of $657.3 million recognized during the nine months ended September 30, 2020. Absent the impairment charges, operating profit increased due to the increase in revenue noted above, partially offset by the negative impact of raw material cost inflation.

Drilling Technologies

Revenue. Revenue increased $29.4 million, or 32%, compared to the prior year primarily due to an increase in the North American and international land drilling activity which has positively impacted sales volumes of our diamond cutters and diamond bearings products. During 2020, there was a steep decline in U.S. land-based rig count as a result of the pandemic which resulted in a decline in customer spending on drilling activities, which negatively impacted sales volumes of our diamond cutters and diamond bearings products during 2020.

Operating profit. Operating profit increased $19.0 million compared to the prior year as a result of increased revenue and cost savings from restructuring actions as well as other cost reduction efforts taken during 2020.

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

On May 7, 2021, the Company completed the redemption of certain of the Company’s 6.375% Senior Notes (the “Notes”) at 104.781% of the principal amount thereof. We repurchased $55.0 million in aggregate principal amount of the Notes for $57.7 million in cash, including $0.1 million in accrued interest. On September 23, 2021, we completed an additional redemption of the Notes at 104.781% of the principal amount thereof. We repurchased $90.0 million in aggregate principal amount of the Notes for $96.6 million in cash, including $2.3 million in accrued interest.

At September 30, 2021, we had cash and cash equivalents of $253.9 million compared to $201.4 million at December 31, 2020, primarily for working capital and operational purposes. At September 30, 2021, we had total liquidity of $613.3 million, comprised of $253.9 million of cash and $359.4 million of available capacity on our revolver.

At September 30, 2021, we had a long-term debt balance of $743.6 million, net of the current portion of long-term debt of $26.9 million, primarily consisting of our term loan due 2027 with a principal amount of $503.4 million, the Notes due in 2026 with a principal amount of $132.0 million, and our term loan due in 2025 with a principal amount of $140.0 million. We also have access to a revolving credit facility which expires in May of 2023, which was undrawn at September 30, 2021.

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

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash provided by operating activities	$239,800	$189,432
Cash (used in) provided by investing activities	(8,160)	34,714
Cash used in financing activities	(173,715)	(93,445)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,991)	5,471
Net increase (decrease) in cash and cash equivalents and restricted cash	$55,934	$136,172

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2021 increased $50.4 million compared to 2020. The increase in cash provided by operating activities was primarily driven by an increase in our results of operations. The results of our Chemicals Technologies business include nine months of activity in 2021 as compared to 2020 including the period from the acquisition date of June 3, 2020 through the end of the period. Changes in working capital items generated cash of $0.9 million during the nine months ended September 30, 2021 compared to cash generated of $128.7 million during 2020. The change in working capital items primarily related to cash outflows for inventory procurement and an increase in accounts receivable as a result of revenue growth during the period.

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

Investing Activities

Cash used in investing activities was $8.2 million for the nine months ended September 30, 2021, and was primarily comprised of $73.7 million of cash proceeds from the sale of fixed assets, primarily related to the sale of our manufacturing plant in Corsicana. This was partially offset by capital expenditures of $67.0 million and acquisitions, net of cash acquired, of $10.0 million.

Cash provided by investing activities was $34.7 million for the nine months ended September 30, 2020, and was primarily comprised of cash acquired in the Merger of $57.6 million and $9.3 million of cash proceeds from the sale of fixed assets, partially offset by capital expenditures of $32.2 million.

Financing Activities

Cash used in financing activities of $173.7 million for the nine months ended September 30, 2021, was primarily the result of repayments totaling $174.4 million on long-term debt, payments related to taxes withheld on stock-based compensation of $3.4 million, distribution of $2.5 million to one of our non-controlling interests and payments of finance lease obligations of $0.3 million. This was partially offset by $6.9 million in cash proceeds from the exercise of stock options.

Cash used in financing activities of $93.4 million for the nine months ended September 30, 2020, was primarily the result of repayments totaling $81.7 million on our Term Loan Facilities, $4.4 million in debt issue costs related to the amendment of the credit agreement, payments totaling $4.5 million for finance lease obligations, and a distribution of $2.2 million to one of our non-controlling interests. Net borrowings under our revolving credit facility totaled zero in 2020 as we borrowed and fully repaid the borrowing within the same period.

Revolving Credit Facility

A summary of our revolving credit facility at September 30, 2021, was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$400.0	$—	$40.6	$359.4	May 2023

Additionally, we have three letters of credit outside of the revolving credit facility totaling approximately $1.7 million. As of September 30, 2021, we were in compliance with all restrictive covenants under our revolving credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)None.
(b)None.
(c)None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Iran Threat Reduction and Syria Human Rights Act of 2012
Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law.
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $294,654 during the period from July 1, 2021 to September 30, 2021. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

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

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	October 28, 2021