Form 10-Q
period 2022-03-31
ChampionX Corp
filed 2022-04-27
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or
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

The registrant had 203,400,646 shares of common stock, $0.01 par value, outstanding as of April 21, 2022.

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

All of our forward-looking statements involve risks, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements are those set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, including the following:

•Demand for, and profitability of our products and services, is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;
•Cost inflation and availability of raw materials;
•The impact of inflation in wholesale product costs, labor rates and transportation costs
•Our ability to successfully compete with other companies in our industry;
•Our ability to develop and implement or introduce new technologies, products, and services, as well as our ability to protect and maintain critical intellectual property assets;
•Our ability to successfully execute potential acquisitions;
•Potential liabilities arising out of the installation or use of our products or from a chemical spill or release;
•Continuing consolidation within our customers’ industry;
•Credit risks related to our customer base or the loss of significant customers;
•A failure of our information technology infrastructure or any significant breach of security;
•Risks relating to our existing international operations and expansion into new geographical markets;
•Risks relating to improper conduct by any of our employees, agents or business partners;
•Global economic conditions, inflation, geopolitical issues, supply chain disruptions, and availability and cost of credit, and its impact on our operations and those of our customers and suppliers;
•Failure to attract, retain and develop personnel;
•Our ability to protect or obtain intellectual property rights;
•The impact of natural disasters and other unusual weather conditions on our business;
•The impact of the novel coronavirus (“COVID-19”) and related economic disruptions;
•Investor sentiment towards climate change, fossil fuels and other environmental, social and governance matters;
•Changes in domestic and foreign governmental public policies, risks associated with entry into emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits;
•Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;
•Fluctuations in currency markets worldwide and disruptions in capital and credit markets;
•The impact of our indebtedness on our financial position and operating flexibility;
•Our ability to realize the benefits of the acquisition of our Chemical Technologies business, and certain limitations in our ability to engage in certain activities as a result of that acquisition;
•The impact of war, terrorism and civil unrest;
•Changes in federal, state and local legislation and regulations relating to oil and gas development and the potential for related litigation or restrictions on our customers;
•Changes in environmental and health and safety laws and regulations which may increase our costs, limit the demand for our products and services or restrict our operations; and
•The impact of tariffs and other trade measures on our business.

We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update, revise or correct any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required under the federal securities laws.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Revenue:
Product revenue	$750,668	$585,357
Service revenue	96,394	80,626
Lease and other revenue	18,898	18,905
Total revenue	865,960	684,888
Cost of goods and services	658,350	522,556
Gross profit	207,610	162,332
Costs and expenses:
Selling, general and administrative expense	150,360	143,478
Interest expense, net	11,363	13,971
Other (income) expense, net	1,320	(1,936)
Income before income taxes	44,567	6,819
Provision for income taxes	6,394	2,782
Net income	38,173	4,037
Less: Net income (loss) attributable to noncontrolling interest	1,471	(1,735)
Net income attributable to ChampionX	$36,702	$5,772

Earnings per share attributable to ChampionX:
Basic	$0.18	$0.03
Diluted	$0.18	$0.03
Weighted-average shares outstanding:
Basic	203,079	200,580
Diluted	208,850	207,271

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$38,173	$4,037
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,565)	3,213
Cash flow hedges	(1,299)	413
Defined pension and other post-retirement benefits adjustments, net	69	167
Other comprehensive income (loss)	(2,795)	3,793
Comprehensive income	35,378	7,830
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,471	(1,735)
Comprehensive income attributable to ChampionX	$33,907	$9,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$177,109	$251,678
Restricted cash	3,500	3,500
Receivables, net	658,292	584,440
Inventories, net	625,540	542,910
Prepaid expenses and other current assets	70,848	78,372
Total current assets	1,535,289	1,460,900
Property, plant and equipment, net of accumulated depreciation of $633,913 in 2022 and $618,867 in 2021	762,234	776,813
Goodwill	705,097	702,867
Intangible assets, net	379,485	401,470
Operating lease right-of-use assets	112,348	115,458
Other non-current assets	77,265	77,193
Total assets	$3,571,718	$3,534,701
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$26,850	$26,850
Accounts payable	508,825	473,561
Accrued compensation and employee benefits	56,127	93,131
Current portion of operating lease liabilities	35,788	36,389
Accrued distributor fees	30,309	25,621
Accrued expenses and other current liabilities	173,976	146,773
Total current liabilities	831,875	802,325
Long-term debt	691,241	697,657
Deferred income taxes	129,340	137,971
Operating lease liabilities	71,592	73,521
Other long-term liabilities	70,098	68,920
Total liabilities	1,794,146	1,780,394
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 203.3 million shares and 202.9 million shares issued and outstanding in 2022 and 2021, respectively	2,033	2,029
Capital in excess of par value of common stock	2,318,539	2,315,399
Accumulated deficit	(503,921)	(525,158)
Accumulated other comprehensive loss	(24,420)	(21,625)
ChampionX stockholders’ equity	1,792,231	1,770,645
Noncontrolling interest	(14,659)	(16,338)
Total equity	1,777,572	1,754,307
Total liabilities and equity	$3,571,718	$3,534,701

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2021	202,866	$2,029	$2,315,399	$(525,158)	$(21,625)	$(16,338)	$1,754,307
Net income	—	—	—	36,702	—	1,471	38,173
Other comprehensive loss	—	—	—	—	(2,795)	—	(2,795)
Stock-based compensation	290	3	4,725	—	—	—	4,728
Stock options exercised	189	1	1,054	—	—	—	1,055
Taxes withheld on issuance of stock-based awards	—	—	(2,639)	—	—	—	(2,639)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,465)	—	—	(15,465)
Cumulative translation adjustments	—	—	—	—	—	208	208
March 31, 2022	203,345	$2,033	$2,318,539	$(503,921)	$(24,420)	$(14,659)	$1,777,572

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2020	200,380	$2,004	$2,293,179	$(638,457)	$(30,755)	$(13,396)	$1,612,575
Net income (loss)	—	—	—	5,772	—	(1,735)	4,037
Other comprehensive income	—	—	—	—	3,793	—	3,793
Stock-based compensation	64	—	6,442	—	—	—	6,442
Stock options exercised	577	6	3,341	—	—	—	3,347
Taxes withheld on issuance of stock-based awards	—	—	(556)	—	—	—	(556)
Cumulative translation adjustments	—	—	—	—	—	268	268
Distributions to noncontrolling interest	—	—	—	—	—	(800)	(800)
March 31, 2021	201,021	$2,010	$2,302,406	$(632,685)	$(26,962)	$(15,663)	$1,629,106

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$38,173	$4,037
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	57,699	61,001
Stock-based compensation	4,728	6,442
(Gain) loss on disposal of fixed assets	(5,070)	1,954
Provision (recovery) for bad debt	13	(1,413)
Provision for inventory obsolescence and write-downs	3,988	4,856
Amortization of deferred loan costs and accretion of discount	828	948
Deferred income taxes	(7,788)	(2,450)
Employee benefit plan expense	497	718
Other	102	103
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	(73,262)	30,019
Inventories	(81,283)	(6,511)
Prepaid expenses and other current assets	6,647	(1,247)
Accounts payable	27,184	36,227
Accrued compensation and employee benefits	(38,174)	(8,467)
Accrued expenses and other liabilities	28,746	(34,399)
Leased assets	(5,265)	(1,138)
Other	(888)	(466)
Net cash flows from operating activities	(43,125)	90,214

Cash flows from investing activities:
Capital expenditures	(30,597)	(25,579)
Proceeds from sale of fixed assets	12,731	912
Acquisitions, net of cash acquired	(3,198)	—
Net cash used for investing activities	(21,064)	(24,667)

Cash flows from financing activities:
Repayment of long-term debt	(6,713)	(6,712)
Payments related to taxes withheld on stock-based compensation	(2,639)	(556)
Proceeds from exercise of stock options	1,055	3,347
Distributions to noncontrolling interest	—	(800)
Payment of finance lease obligations	(1,501)	(1,215)
Net cash used for financing activities	(9,798)	(5,936)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(582)	(1,211)

Net increase (decrease) in cash and cash equivalents and restricted cash	(74,569)	58,400
Cash and cash equivalents and restricted cash at beginning of period	255,178	201,421
Cash and cash equivalents and restricted cash at end of period	$180,609	$259,821
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ChampionX have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from our estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments unless otherwise specified) necessary for a fair statement of our financial condition and results of operations as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2022.

Significant Accounting Policies

Please refer to "Note 1–Basis of Presentation and Summary of Significant Accounting Policies" to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the discussion of our significant accounting policies.

New Accounting Standards

All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

NOTE 2—SEGMENT INFORMATION

Our reporting segments are:

•Production Chemical Technologies—provides oil and natural gas production and midstream markets with solutions to manage and control corrosion, oil and water separation, flow assurance, sour gas treatment and a host of water-related issues.

•Production & Automation Technologies—designs, manufactures, markets and services a full range of artificial lift equipment, end-to-end digital automation solutions, as well as other production equipment and asset monitoring technologies. Production & Automation Technologies’ products are sold under a collection of brands including Harbison-Fischer, Norris, Alberta Oil Tool, Oil Lift Technology, PCS Ferguson, Pro-Rod, Upco, Unbridled ESP, Scientific Aviation, Norriseal-Wellmark, Quartzdyne, Spirit, Theta, Timberline, Windrock, and Leak Surveys, Inc. (“LSI”).

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

Segment revenue and segment operating profit

	Three Months Ended March 31,
(in thousands)	2022	2021
Segment revenue:
Production Chemical Technologies	$514,972	$412,371
Production & Automation Technologies	220,349	166,845
Drilling Technologies	56,859	34,994
Reservoir Chemical Technologies	39,900	29,891
Corporate and other (1)	33,880	40,787
Total revenue	$865,960	$684,888

Segment operating profit (loss):
Production Chemical Technologies	$31,263	$30,357
Production & Automation Technologies	24,710	5,362
Drilling Technologies	15,220	6,386
Reservoir Chemical Technologies	(3,469)	(3,228)
Total segment operating profit	67,724	38,877
Corporate and other (1)	11,794	18,087
Interest expense, net	11,363	13,971
Income before income taxes	$44,567	$6,819
_______________________
(1)    Corporate and other includes costs not directly attributable or allocated to our reporting segments such as corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest. Additionally, the sales and expenses related to the Cross Supply and Product Transfer Agreement with Ecolab Inc. (“Ecolab”) are included within Corporate and other.

NOTE 3—REVENUE

Our revenue is generated primarily from product sales. Service revenue is generated from providing services to our customers. These services include installation, repair and maintenance, laboratory and logistics services, chemical management services, troubleshooting, reporting, water treatment services, technical advisory assistance, emissions detection and monitoring, and other field services. Lease revenue is derived from rental income of leased production equipment. As our costs are shared across the various revenue categories, cost of goods sold is not tracked separately and is not discretely identifiable.

In certain geographical areas, the Company utilizes joint ventures and independent third-party distributors and sales agents to sell and market products and services. Amounts payable to independent third-party distributors and sales agents may fluctuate based on sales and timing of distributor fee payments. For services rendered by such independent third-party distributors and sales agents, the Company records the consideration received on a net basis within product revenue in our condensed consolidated statements of income. Additionally, amounts owed to distributors and sales agents are reported within accrued distributor fees within our condensed consolidated balance sheets.

Revenue disaggregated by geography was as follows:

	Three Months Ended March 31, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$190,906	$167,802	$46,819	$25,221	$21,854	$452,602
Latin America	99,605	5,003	—	3,590	725	108,923
Middle East & Africa	74,044	16,711	1,689	7,721	314	100,479
Canada	75,799	19,452	2,941	478	26	98,696
Europe	49,021	2,345	3,710	903	3,471	59,450
Asia-Pacific	8,483	1,671	1,675	1,045	7,490	20,364
Australia	5,843	7,275	—	108	—	13,226
Other	11,271	90	25	834	—	12,220
Total revenue	$514,972	$220,349	$56,859	$39,900	$33,880	$865,960

	Three Months Ended March 31, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$149,864	$126,374	$25,407	$15,609	$25,556	$342,810
Latin America	71,616	4,642	—	3,019	1,431	80,708
Middle East & Africa	58,370	10,272	716	6,062	5,583	81,003
Canada	61,292	12,528	3,827	729	158	78,534
Europe	42,608	1,983	2,499	1,389	2,257	50,736
Asia-Pacific	10,492	1,463	1,553	1,120	5,802	20,430
Australia	6,395	9,576	117	54	—	16,142
Other	11,734	7	875	1,909	—	14,525
Total revenue	$412,371	$166,845	$34,994	$29,891	$40,787	$684,888
_______________________
(1)    Revenues associated with sales under the Cross Supply and Product Transfer Agreement with Ecolab are included within Corporate and other.
Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Contract assets	$—	$—
Contract liabilities - current	$16,645	$15,246

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	March 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$593,312	$377,103	$216,209	$593,242	$365,773	$227,469
Unpatented technologies	142,727	42,090	100,637	142,540	37,264	105,276
Favorable supply agreements	59,000	35,355	23,645	59,000	30,546	28,454
Trademarks	59,876	33,221	26,655	59,873	32,270	27,603
Patents	38,822	31,417	7,405	38,735	31,080	7,655
Other	5,409	5,275	134	5,390	5,177	213
	899,146	524,461	374,685	898,780	502,110	396,670
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$903,946	$524,461	$379,485	$903,580	$502,110	$401,470

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2021	$356,638	$205,467	$101,136	$39,626	$702,867
Acquisition (1)	—	6,345	—	—	6,345
Foreign currency translation	(3,772)	76	—	(419)	(4,115)
March 31, 2022	$352,866	$211,888	$101,136	$39,207	$705,097
_______________________
(1) See Note 11—Acquisitions for additional information related to the acquisition of LSI completed during the first quarter of 2022.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

NOTE 5—DEBT

Long-term debt consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
2018 Term Loan Facility	$140,000	$140,000
2020 Term Loan Facility	490,013	496,725
6.375% Senior Notes due 2026	92,041	92,041
Total	722,054	728,766
Net unamortized discounts and issuance costs	(3,963)	(4,259)
Total long-term debt	718,091	724,507
Current portion of long-term debt (1)	(26,850)	(26,850)
Long-term debt, less current portion	$691,241	$697,657
_______________________
(1) Represents the mandatory amortization payments due within twelve months related to the 2020 Term Loan Facility.

On May 9, 2018, we entered into a credit agreement governing the terms of, among other things, a 7-year senior secured term loan B facility that had an initial commitment of $415 million (the “2018 Term Loan Facility”), and on June 3, 2020,
ChampionX Holdings Inc. entered into a term loan facility for $537.0 million (the “2020 Term Loan Facility”). The 2018 Term
Loan is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, and the 2020 Term Loan Facility is subject to mandatory amortization payments of $6.7 million paid quarterly, which began on September 30, 2020. The 2018 Term Loan Facility and the 2020 Term Loan Facility each contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of March 31, 2022. The weighted average interest rate on borrowings during the three month period ended March 31, 2022 was 2.67% and 6.00% for the 2018 Term Loan Facility and 2020 Term Loan Facility, respectively.

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

Guarantees and Indemnifications

We have provided indemnities in connection with sales of certain businesses and assets, including indemnities for environmental health and safety, tax, and employment matters. We do not have any material liabilities recorded for these indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities.

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

In connection with the acquisition of the Chemical Technologies business from Ecolab in 2020 (the “Merger”), we entered into agreements with Ecolab that govern the treatment between Ecolab and us for certain indemnification matters and litigation responsibility. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and to place financial responsibility for the obligations and liabilities of Ecolab’s business with Ecolab. The separation and distribution agreement also establishes procedures for handling claims subject to indemnification and related matters. In addition, pursuant to the tax matters agreement relating to the Merger (the “Tax Matters Agreement”), we have agreed to indemnify Ecolab and its affiliates for (i) all taxes for which ChampionX is responsible as defined within the Tax Matters Agreement, (ii) all taxes resulting from a breach by ChampionX of any of its representations (but only to the extent relating to a breach occurring after the consummation of the Merger) or any of its covenants under the Tax Matters Agreement, (iii) all taxes resulting from an acquisition after the Merger of any of the stock or assets of ChampionX, other than as a result of the Merger or a repayment of the 2018 Credit Facility (as defined in “Note 8–Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021), 2018 Term Loan Facility or 2020 Term Loan Facility and (iv) reasonable costs and expenses (including reasonable attorneys’ fees and expenses) related to the foregoing.

As of March 31, 2022 and December 31, 2021, we had $77.7 million and $80.2 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation and Environmental Matters

We are involved in various pending or potential lawsuits, claims and environmental actions that have arisen in the ordinary course of our business. These proceedings primarily involve claims by private parties alleging injury arising out of use of our products, patent infringement, employment matters, and commercial disputes, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and either operating or owned facilities. We review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and accrued to date, and the availability and extent of insurance coverage. We accrue a liability for legal matters that are probable and can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. We are unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation and unfavorable rulings or developments could occur, and there can be no certainty that the Company may not ultimately incur charges in excess of recorded liabilities. However, we believe the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 11 locations, the majority of which are in the United States (“U.S.”), and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of March 31, 2022, environmental liability accruals related to these locations were $6.5 million.

Prior to the separation from Dover in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma (“Norris”). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of March 31, 2022.

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

NOTE 7—RESTRUCTURING AND OTHER RELATED CHARGES

During the current and prior periods, we approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions. As a result, we recognized charges of $8.5 million during the three months ended March 31, 2022, consisting primarily of employee severance and related benefits, partially offset by gains realized on the sale of facilities. During the three months ended March 31, 2021, we recorded restructuring and other charges of $4.3 million.

The following table presents the restructuring and other related charges by segment as classified in our condensed consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2022	2021
Segment restructuring charges (income):
Production Chemical Technologies	$11,636	$688
Production & Automation Technologies	(4,147)	3,524
Drilling Technologies	—	—
Reservoir Chemical Technologies	743	44
Corporate and other	252	—
Total	$8,484	$4,256

Statements of Income (Loss) classification:
Cost of goods and services	$(4,139)	$3,484
Selling, general and administrative expense	12,623	772
Total	$8,484	$4,256

Our liability balance for restructuring and other related charges at March 31, 2022 reflects employee severance and related benefits initiated during the period. Additional programs may be initiated during 2022 with related restructuring charges.

The following table details our restructuring accrual activities during the three months ended March 31, 2022:

(in thousands)	Restructuring Accrual Balance
December 31, 2021	$3,743
Restructuring charges	8,484
Asset sales	4,523
Payments	(3,819)
March 31, 2022	$12,931

NOTE 8—EQUITY AND CASH INCENTIVE PROGRAMS

Stock-based compensation expense is reported within selling, general and administrative expense in the condensed consolidated statements of income. Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Stock-based compensation expense	$4,728	$6,442
Tax benefit	(993)	(1,353)
Stock-based compensation expense, net of tax	$3,735	$5,089

A summary of activity relating to our share-based awards for the three months ended March 31, 2022 was as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units	Non-Qualified Stock Options
Outstanding at January 1, 2022	393,523	505,509	2,342,107	5,488,653
Granted	—	347,920	900,606	—
Forfeited / expired	(1,758)	—	(103,471)	—
Exercised / vested	—	(72,410)	(344,288)	(187,927)
Outstanding at March 31, 2022	391,765	781,019	2,794,954	5,300,726

NOTE 9—STOCKHOLDERS' EQUITY

Dividend

On February 4, 2022, our Board of Directors (“Board”) approved a plan to initiate a regular quarterly cash dividend of $0.075 per share of the Company’s common stock. The first declared dividend is payable on April 29, 2022 to stockholders of record on April 8, 2022. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Accumulated other comprehensive loss

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2021	$(19,430)	$(3,476)	$1,281	$(21,625)
Other comprehensive loss before reclassifications, net of tax	(1,565)	—	(1,299)	(2,864)
Reclassification adjustment for net losses included in net income, net of tax	—	69	—	69
Other comprehensive loss, net of tax	(1,565)	69	(1,299)	(2,795)
March 31, 2022	$(20,995)	$(3,407)	$(18)	$(24,420)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2020	$(14,965)	$(13,470)	$(2,320)	$(30,755)
Other comprehensive income before reclassifications, net of tax	3,213	—	413	3,626
Reclassification adjustment for net losses included in net income, net of tax	—	167	—	167
Other comprehensive income, net of tax	3,213	167	413	3,793
March 31, 2021	$(11,752)	$(13,303)	$(1,907)	$(26,962)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income (loss) related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended March 31,		Affected line items on the condensed consolidated statements of income (loss)
(in thousands)	2022	2021
Pensions and other post-retirement benefits:
Amortization of actuarial loss and other	$69	$214	Other (income) expense, net
Total before tax	69	214	Income before income taxes
Tax benefit	—	(47)	Provision for income taxes
Net of tax	$69	$167	Net income

NOTE 10—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income attributable to ChampionX	$36,702	$5,772

Weighted-average number of shares outstanding	203,079	200,580
Dilutive effect of stock-based compensation	5,771	6,691
Total shares and dilutive securities	208,850	207,271

Basic earnings per share attributable to ChampionX	$0.18	$0.03
Diluted earnings per share attributable to ChampionX	$0.18	$0.03

For all periods presented, the computation of diluted earnings per share excludes awards with an anti-dilutive impact. For the three months ended March 31, 2022 and March 31, 2021, the diluted shares include the dilutive impact of equity awards except for approximately 0.4 million and 0.4 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

NOTE 11—ACQUISITIONS

On February 23, 2022, we acquired LSI, a leader in optical gas imaging technology that provides aerial and ground-based emissions leak detection to the oil and gas industry. LSI has been included in our Production & Automation Technologies segment. Under the terms of the agreement, we paid an initial amount of $3.2 million, net of cash acquired, with an additional $0.5 million payable on the first anniversary of the closing date. We may also be required to make future payments of up to an additional $2.5 million, contingent on the future performance of the business. As part of our purchase price allocation, we recorded goodwill of $6.3 million. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

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
Level 3- Inputs are unobservable inputs for which there is little or no market data available.
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

	Carrying Amount
(in thousands)	March 31, 2022	December 31, 2021
Assets
Foreign currency forward contracts	$2,244	$4,081

Liabilities
Foreign currency forward contracts	$6,804	$3,773

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

The fair value of our 6.375% Senior Notes due 2026 is based on Level 1 quoted market prices. The fair value of our term loan facilities are based on Level 2 quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Term Loan Facility	$140,000	$138,775	$140,000	$138,950
2020 Term Loan Facility	$490,013	$490,625	$496,725	$502,313
6.375% Senior Notes due 2026	$92,041	$94,425	$92,041	$95,805

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

	Derivative Assets		Derivative Liabilities
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Prepaid expenses and other current assets	$2,244	$4,081	$—	$—
Accrued expenses and other current liabilities	—	—	6,804	$3,773
	$2,244	$4,081	$6,804	$3,773

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	March 31, 2022	December 31, 2021
Notional value of foreign currency forward contracts	$605,556	$704,190

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
Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended March 31,
(in thousands)	2022	2021
Loss reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$71	$754
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	4,160	667
Total loss of derivative instruments	$4,231	$1,421

NOTE 14—INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$222,722	$186,516
Work in progress	17,245	13,615
Finished goods	491,692	421,702
	731,659	621,833
Inventory reserve	(27,579)	(24,646)
LIFO adjustments (1)	(78,540)	(54,277)
Inventories, net	$625,540	$542,910
_______________________
(1) Represents the amount by which the current cost of LIFO inventories exceeded their carrying value.

NOTE 15—CASH FLOW INFORMATION

Leased Asset Program

Our electrical submersible pumping (“ESP”) leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the three months ended March 31, 2022 and March 31, 2021, we transferred $12.9 million and $8.5 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

Recent Events

Russia’s invasion of Ukraine in the first quarter of 2022, and the related sanctions imposed, present economic risk to companies that engage in business within, or have economic ties to, Russia. Although we have operations within Russia, we believe our exposure is limited within the country and is not material to ChampionX. Our Russia operations (“CT Russia”) are fully contained within the country and include service operations, a manufacturing plant and related inventory, an established customer base and local employees, and has the ability to operate as a standalone business under our brand, Master Chemicals. The revenues, net income and total assets of CT Russia represent less than 2% of our consolidated results of operations. Continued economic pressure within Russia may adversely impact CT Russia’s cash forecast models used to determine whether the carrying values of our long-lived assets exceed our future cash flows, which could result in future impairment to our long-lived assets. We will continue to comply with all international laws and sanctions imposed and although we cannot predict the ultimate impact to our business, we do not anticipate this to have a material impact on our financial condition or results of operations.

Business Environment

We monitor macro-economic conditions and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. Our business segments provide a broad range of technologies and products to support oil and gas production, exploration and development, and the midstream sector. As a result, we are substantially dependent upon global oil production levels, as well as new investment activity levels in the oil and gas and midstream sectors. Demand for our products, technologies and services is impacted by overall global demand for oil and gas, ongoing depletion rates of existing oil and gas wells, and our customers’ willingness to invest in the exploration and development of new oil and gas resources. Our customers determine their operating and capital budgets based on current and expected future crude oil and natural gas prices, United States (“U.S.”) and worldwide rig count, U.S. well completions and expectation of industry cost levels, among other factors. Crude oil and natural gas prices are impacted by supply and demand, which are influenced by geopolitical, macroeconomic, and local events, and have historically been subject to substantial volatility and cyclicality. Rig count, footage drilled, and exploration and production (“E&P”) investment by oil and gas operators have often been used as leading indicators for the level of drilling and development activity and future production levels in the oil and gas sector.

Market Conditions and Outlook

Oil prices steadily increased throughout 2021 and into the first quarter of 2022, reaching a 13-year high in March 2022 primarily as a result of the conflict between Russia and Ukraine igniting fears of oil shortages. In conjunction with the increase in oil prices, we have seen a steady increase in oil and gas rig counts within the U.S. and marginal increases internationally over the same period. However, we have also experienced supply chain constraints, which is due at least in part to the ongoing COVID-19 pandemic worldwide, and raw material and logistics cost inflation. The U.S. inflation rate is the highest experienced in four decades, primarily as a result of supply chain constraints and partially attributed to the rising oil and natural gas prices, which is a major economic input. The global economy reopening has also contributed to general inflationary pressures. We continue to work diligently to deliver price increase realizations to offset the impact of raw material, labor and logistics-related inflation that we have experienced in our businesses. We expect to continue to face inflationary pressure throughout the remainder of 2022.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	December 31,	Variance
(in thousands)	2022	2021	$
Revenue	$865,960	$822,145	$43,815
Cost of goods and services	658,350	616,830	41,520
Gross profit	207,610	205,315	2,295
Selling, general and administrative expense	150,360	139,449	10,911
Interest expense, net	11,363	11,037	326
Other (income) expense, net	1,320	4,873	(3,553)
Income before income taxes	44,567	49,956	(5,389)
Provision for income taxes	6,394	6,190	204
Net income	38,173	43,766	(5,593)
Net income attributable to noncontrolling interest	1,471	317	1,154
Net income attributable to ChampionX	$36,702	$43,449	$(6,747)

Revenue. Revenue increased $43.8 million, or 5%, as we posted sequential improvements across all operating segments. The increase is attributable to demand growth within the U.S. as well as internationally, which more than offset the normal first quarter seasonality in our international operations. This growth is due in part to increased land-based rig count and associated increases in customer spending on drilling activities as well as market expansion. Additionally, increased global pricing was implemented to mitigate the increase in costs for raw materials and inflationary factors.

Gross profit. Gross profit increased $2.3 million, or 1%, due to the increase in volume and price noted above, mostly offset by inflation in our raw material cost.

Selling, general and administrative expense. Selling, general and administrative expense increased $10.9 million, or 8%, sequentially primarily due to restructuring charges incurred during the three months ended March 31, 2022 consisting of employee severance and related benefits.

Provision for income taxes. Our provision for income taxes reflected effective tax rates of 14.3% and 12.4% for the three months ended March 31, 2022 and December 31, 2021, respectively. The effective tax rate for both periods was primarily impacted by favorable adjustments relating to prior period tax return filings.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	December 31,	Variance
(in thousands)	2022	2021	$
Segment revenue:
Production Chemical Technologies	$514,972	$495,310	$19,662
Production & Automation Technologies	220,349	202,880	17,469
Drilling Technologies	56,859	50,068	6,791
Reservoir Chemical Technologies	39,900	39,790	110
Corporate and other	33,880	34,097	(217)
Total revenue	$865,960	$822,145	$43,815

Segment operating profit (loss):
Production Chemical Technologies	$31,263	$55,539	$(24,276)
Production & Automation Technologies	24,710	13,574	11,136
Drilling Technologies	15,220	9,010	6,210
Reservoir Chemical Technologies	(3,469)	(1,667)	(1,802)
Total segment operating profit	67,724	76,456	(8,732)
Corporate expense and other	11,794	15,463	(3,669)
Interest expense, net	11,363	11,037	326
Income before income taxes	$44,567	$49,956	$(5,389)

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue increased $19.7 million, or 4%, sequentially mainly due to higher volumes in our international operations as well as continued sales increases in North America. Additionally, increased global pricing was implemented to help partially offset the increase in costs for raw materials and inflationary factors.

Operating profit. Production Chemical Technologies operating profit decreased $24.3 million in the first quarter of 2022 compared to the prior quarter. Although this segment benefited from the higher revenue noted above, the increase was more than offset by raw materials inflation as well as $11.6 million in restructuring charges. These charges consisted of employee severance and related benefits as we continue to focus on optimizing our operational and support costs due to the inflationary environment.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue increased $17.5 million, or 9%, as compared to the prior quarter, primarily due to an increase in customer spending, market share expansion and price increases to mitigate raw material inflation. Customer spending was driven by the strong market recovery, which led to higher volumes across our product offerings in North America.

Operating profit. Production & Automation Technologies operating profit increased $11.1 million in the first quarter of 2022 compared to the prior quarter primarily due to higher sales volume as noted above. We also realized a $5.3 million gain on the sale of facilities included in previous restructuring plans. However, our results were negatively impacted by further material cost inflation and supply chain disruptions.

Drilling Technologies

Revenue. Drilling Technologies revenue increased $6.8 million, or 14%, in the first quarter of 2022 compared to the prior quarter primarily due to an increase in U.S. land-based rig count and associated increase in customer spending on drilling activities, which positively impacted sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Drilling Technologies operating profit increased $6.2 million in the first quarter of 2022 compared to the prior quarter primarily due to higher sales volume as noted above in combination with favorable product mix and productivity improvement.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue remained flat sequentially.

Operating profit. Reservoir Chemical Technologies operating profit decreased $1.8 million in the first quarter of 2022 compared to the prior quarter primarily due to raw materials and inflationary pressure.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Our primary source of cash is from operating activities. With the exception of the first quarter of 2022, we have historically generated, and expect to continue to generate, positive cash flow from operations. Cash generated from operations is generally allocated to working capital requirements, investments to support profitable revenue growth and maintain our facilities and systems, acquisitions that create value through add-on capabilities that broaden our existing businesses and deliver our growth strategy, as well as dividend payments to stockholders and debt repayments to reduce our leverage. First quarter 2022 cash flows from operations was driven by working capital items primarily inventory procurement and increase in accounts receivable as we grow revenue, compensation and employer contribution outflows as well as certain tax payments. During periods of activity growth, as we are experiencing, we would expect an increased investment in working capital items.

At March 31, 2022, we had cash and cash equivalents of $177.1 million compared to $251.7 million at December 31, 2021, primarily for working capital and operational purposes. At March 31, 2022, we had total liquidity of $539.9 million, comprised of $177.1 million of cash and $362.8 million of available capacity on our revolving credit facility, which expires in May 2023 and was undrawn at March 31, 2022.

At March 31, 2022, we had a long-term debt balance of $691.2 million, net of the current portion of long-term debt of $26.9 million, primarily consisting of our term loan due 2027 with a principal amount of $490.0 million, the senior notes due in 2026 with a principal amount of $92.0 million, and our term loan due in 2025 with a principal amount of $140.0 million.

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

On February 4, 2022, our Board declared a cash dividend of $0.075 per share of common stock. This quarterly cash dividend will be paid on April 29, 2022 to stockholders of record on April 8, 2022. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, our Board approved a new $250 million share repurchase program (“2022 Share Repurchase Program”). Under the 2022 Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations. Through March 31, 2022, we have not made any repurchases under this program.

In 2022, we expect to fund our capital expenditures and reduce outstanding debt through earnings and working capital improvements. We project capital expenditures of 3.0% to 3.5% of revenue inclusive of capital investments for our electric submersible pump leased assets.

Information related to guarantees is incorporated herein by reference from Note 6—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash from operating activities	$(43,125)	$90,214
Cash used in investing activities	(21,064)	(24,667)
Cash used in financing activities	(9,798)	(5,936)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(582)	(1,211)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(74,569)	$58,400

Operating Activities

Cash used in operating activities during the three months ended March 31, 2022 decreased $133.3 million compared to 2021. The decrease in cash used in operating activities was primarily driven by the use of cash for working capital items. Changes in working capital items used cash of $136.3 million during the three months ended March 31, 2022 compared to cash generated of $14.0 million during 2021. The change in working capital items primarily related to cash outflows for inventory procurement and an increase in accounts receivable as a result of revenue growth during the period.

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

Investing Activities

Cash used in investing activities was $21.1 million for the three months ended March 31, 2022, and was primarily comprised of capital expenditures of $30.6 million and acquisitions, net of cash acquired, of $3.2 million, partially offset by $12.7 million of cash proceeds from the sale of fixed assets primarily due to the sale of facilities within our Production & Automation Technologies segment.

Cash used in investing activities was $24.7 million for the three months ended March 31, 2021, and was primarily comprised of capital expenditures of $25.6 million, partially offset by $0.9 million of cash proceeds from the sale of fixed assets.

Financing Activities

Cash used in financing activities of $9.8 million for the three months ended March 31, 2022 was primarily the result of repayments totaling $6.7 million on long-term debt, payments related to taxes withheld on stock-based compensation of $2.6 million, and payments of finance lease obligations of $1.5 million. This was partially offset by $1.1 million in cash proceeds from the exercise of stock options.

Cash used in financing activities of $5.9 million for the three months ended March 31, 2021 was primarily the result of repayments totaling $6.7 million on long-term debt, payments totaling $1.2 million for finance lease obligations, and a distribution of $0.8 million to one of our non-controlling interests. This was partially offset by $3.3 million in cash proceeds from the exercise of stock options.

Revolving Credit Facility

A summary of our revolving credit facility at March 31, 2022, was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$400.0	$—	$37.2	$362.8	May 2023

Additionally, we have letters of credit outside of the revolving credit facility totaling approximately $1.5 million. As of March 31, 2022, we were in compliance with all restrictive covenants under our revolving credit facility.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to market risk has not materially changed since December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes the most probable, ultimate resolution of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows. See Note 6—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Other than the risk factors set forth below, there have not been material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials or if we are unable to obtain raw materials.

We purchase raw materials, sub-assemblies and components for use in manufacturing operations, which exposes us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect our operating profits. Like others in our industry, in 2021 we faced, and continue to face, unprecedented inflation in raw materials cost. In addition to general inflationary pressures relating to the global economy reopening, adverse weather, such as the severe winter storm in Texas in the early months of 2021, may also result in raw materials supply chain disruptions, that can lead to short-term raw materials cost inflation. International conflicts or other geopolitical events, such as the continuing conflict between Russia and Ukraine, may also cause upward pressure on raw materials costs due to transportation disruptions, higher manufacturing costs, disruptions in supply chains and availability of raw materials, interruptions in manufacturing operation, and heightened inflation. While we will generally attempt to mitigate the impact of increased raw material prices by endeavoring to make strategic purchasing decisions, broadening our supplier base and passing along increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of our products. Additionally, we may be unable to increase the prices of products due to the terms of existing contracts, a competitor’s pricing pressure or other factors. The inability to obtain necessary raw materials on acceptable terms could affect our ability to meet customer commitments and satisfy demand for certain products. Certain of our product lines depend on a limited number of third-party suppliers and vendors. The ability of these third parties to deliver raw materials may be affected by events beyond our control. Public health threats, such as COVID-19, severe influenza and other highly communicable viruses or diseases, in addition to international conflicts or other geopolitical events could limit access to vendors and their facilities, or the ability to transport raw materials from our vendors, which would adversely affect our ability to obtain necessary raw materials for certain of our products or increase the costs of such materials. A significant price increase in or the unavailability of raw materials may result in a loss of customers and adversely impact our business, results of operations, financial condition and cash flows, and could result in asset impairments, including an impairment of the carrying value of our goodwill.

We are subject to information technology, cybersecurity and privacy risks.

We depend on various information technologies and other products and services to store and process business information and otherwise support our business activities. We also manufacture and sell hardware and software to provide monitoring, controls and optimization of customer critical assets in oil and gas production and distribution. In addition, certain of our customer offerings include digital components, such as remote monitoring of certain customer operations. We also provide services to maintain these systems. Additionally, our operations rely upon partners, suppliers and other third-party providers of information technology and other products and services. If any of these information technologies, products or services are damaged, cease to properly function, are breached due to employee error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we and our partners, suppliers or other third parties could experience: (i) production downtimes, (ii) operational delays, (iii) the compromising of confidential, proprietary or otherwise protected information, including personal and customer data, (iv) destruction, corruption, or theft of data, (v) security breaches, (vi) other manipulation, disruption, misappropriation or improper use of our systems or networks, (vii) hydrocarbon pollution from loss of containment, (viii) financial losses from remedial actions, (ix) loss of business or potential liability, (x) adverse media coverage, and (xi) legal claims or legal proceedings, including regulatory investigations and actions, and/or damage to our reputation. Increased risks of such attacks and disruptions also exist because of the continuing conflict between Russia and Ukraine. While we have not experienced a material breach of our information technologies and we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls and maintenance of backup and protective systems, the Company’s and our customers’, partners’, vendors’ and other third- parties’ systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches or attacks, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially and adversely affect our results of operations, cash flows, and financial condition.

Our operations could be adversely affected by global market and economic conditions in ways we may not be able to predict or control.

Concerns over global economic conditions, inflation, energy costs, geopolitical issues, supply chain disruptions, the availability and cost of credit, the worldwide COVID-19 pandemic, and the continuing conflict between Russia and Ukraine have contributed to increased economic uncertainty. An expansion or escalation of the Russian-Ukraine conflict or an economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Global economic conditions have a significant impact on oil and natural gas prices and any stagnation or deterioration in global economic conditions could result in less demand for our services and could cause our customers to reduce their planned spending on drilling and production activity. Adverse global economic conditions may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Furthermore, challenging economic conditions may result in certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes experienced significant deterioration in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors. These conditions could have a material adverse effect on our business, financial condition and results of operations.

Our reputation, ability to do business and results of operations may be impaired by violations of U.S. and international laws and regulations regarding anti-bribery, trade control, trade sanctions, anti-corruption and similar laws.

Our operations require us to comply with a number of U.S. and international laws and regulations, including those relating to anti-corruption, anti-bribery, fair competition, export and import compliance, money laundering and data privacy. Our international operations are subject to the regulations imposed by the Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010 as well as anti-bribery and anti-corruption laws of various jurisdictions in which we operate. In response to the conflict between Russia and Ukraine beginning in February 2022, the U.S. and foreign governmental bodies in jurisdictions in which we operate have announced targeted sanctions and export control measures and have threatened additional sanctions and export control measures, which may result in counter-sanctions and other retaliatory measures and actions by Russia against U.S.-based companies and their employees (together “Russian Conflict Sanctions”). While we strive to maintain high ethical standards and robust internal controls, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners that would violate such U.S. or international laws or regulations. Any such violations of law or improper actions could subject us to civil or criminal investigations in the United States or other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, could lead to increased costs of compliance and could damage our reputation, business, results of operations, financial condition and cash flows.

Tariffs, sanctions and other trade measures could adversely affect our results of operations, financial position and cash flows.

In 2020, the U.S. government continued to impose tariffs on steel and aluminum and a broad range of other products imported into the United States. In response to the tariffs imposed by the U.S. government, a number of jurisdictions, including the European Union, Canada, Mexico, India and China, announced tariffs on U.S. goods and services. These tariffs have increased our material input costs, and any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs for our products. The Russian Conflict Sanctions have and could in the future result in, among other things, severe or complete restrictions on exports to and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals. The potential impact of such sanction programs and export control measures on our business is uncertain at the current time due to the fluid nature of the military conflict as it is unfolding. The potential impacts include supply chain and logistics disruptions, financial impacts including volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, heightened cybersecurity threats and other restrictions. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. Through March 31, 2022 we have not made any repurchases under this program. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock.
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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (“Rhum”) totaling $183,478 during the period from January 1, 2022 to March 31, 2022. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

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

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	April 27, 2022