Form 10-Q
period 2022-06-30
ChampionX Corp
filed 2022-07-27
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or
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

The registrant had 202,932,903 shares of common stock, $0.01 par value, outstanding as of July 21, 2022.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue:
Product revenue	$807,553	$649,399	$1,558,221	$1,234,756
Service revenue	101,843	81,223	198,237	161,849
Lease and other revenue	23,176	18,550	42,074	37,455
Total revenue	932,572	749,172	1,798,532	1,434,060
Cost of goods and services	720,684	569,167	1,379,034	1,091,723
Gross profit	211,888	180,005	419,498	342,337
Costs and expenses:
Selling, general and administrative expense	141,351	152,341	291,711	295,819
Interest expense, net	10,765	14,064	22,128	28,035
Other (income) expense, net	32,281	2,251	33,601	315
Income before income taxes	27,491	11,349	72,058	18,168
Provision for (benefit from) income taxes	(1,405)	3,563	4,989	6,345
Net income	28,896	7,786	67,069	11,823
Less: Net income (loss) attributable to noncontrolling interest	1,554	536	3,025	(1,199)
Net income attributable to ChampionX	$27,342	$7,250	$64,044	$13,022

Earnings per share attributable to ChampionX:
Basic	$0.13	$0.04	$0.32	$0.06
Diluted	$0.13	$0.03	$0.31	$0.06
Weighted-average shares outstanding:
Basic	203,322	201,467	203,200	201,063
Diluted	208,714	208,541	208,863	207,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$28,896	$7,786	$67,069	$11,823
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,169	8,332	19,604	11,545
Cash flow hedges	(3,403)	(277)	(4,702)	136
Defined pension and other post-retirement benefits adjustments, net	70	6,373	139	6,540
Other comprehensive income	17,836	14,428	15,041	18,221
Comprehensive income	46,732	22,214	82,110	30,044
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,554	536	3,025	(1,199)
Comprehensive income attributable to ChampionX	$45,178	$21,678	$79,085	$31,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$167,282	$251,678
Restricted cash	3,500	3,500
Receivables, net	614,607	584,440
Inventories, net	606,956	542,910
Assets held for sale	25,455	7,217
Prepaid expenses and other current assets	52,116	71,155
Total current assets	1,469,916	1,460,900
Property, plant and equipment, net of accumulated depreciation of $646,795 in 2022 and $618,867 in 2021	746,408	776,813
Goodwill	724,398	702,867
Intangible assets, net	351,374	401,470
Operating lease right-of-use assets	101,350	115,458
Other non-current assets	69,705	77,193
Total assets	$3,463,151	$3,534,701
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,688	$26,850
Accounts payable	496,197	473,561
Accrued compensation and employee benefits	54,864	93,131
Current portion of operating lease liabilities	32,438	36,389
Accrued distributor fees	35,166	25,621
Liabilities held for sale	10,428	—
Accrued expenses and other current liabilities	119,252	146,773
Total current liabilities	753,033	802,325
Long-term debt	694,430	697,657
Deferred income taxes	84,709	137,971
Operating lease liabilities	64,138	73,521
Other long-term liabilities	73,986	68,920
Total liabilities	1,670,296	1,780,394
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 202.9 million shares and 202.9 million shares issued and outstanding in 2022 and 2021, respectively	2,029	2,029
Capital in excess of par value of common stock	2,315,965	2,315,399
Accumulated deficit	(503,089)	(525,158)
Accumulated other comprehensive loss	(6,584)	(21,625)
ChampionX stockholders’ equity	1,808,321	1,770,645
Noncontrolling interest	(15,466)	(16,338)
Total equity	1,792,855	1,754,307
Total liabilities and equity	$3,463,151	$3,534,701

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2021	202,866	$2,029	$2,315,399	$(525,158)	$(21,625)	$(16,338)	$1,754,307
Net income	—	—	—	36,702	—	1,471	38,173
Other comprehensive loss	—	—	—	—	(2,795)	—	(2,795)
Stock-based compensation	290	3	4,725	—	—	—	4,728
Stock options exercised	189	1	1,054	—	—	—	1,055
Taxes withheld on issuance of stock-based awards	—	—	(2,639)	—	—	—	(2,639)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,465)	—	—	(15,465)
Cumulative translation adjustments	—	—	—	—	—	208	208
March 31, 2022	203,345	$2,033	$2,318,539	$(503,921)	$(24,420)	$(14,659)	$1,777,572
Net income	—	—	—	27,342	—	1,554	28,896
Other comprehensive income	—	—	—	—	17,836	—	17,836
Stock-based compensation	64	1	5,070	—	—	—	5,071
Stock options exercised	312	3	2,087	—	—	—	2,090
Taxes withheld on issuance of stock-based awards	—	—	(739)	—	—	—	(739)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,494)	—	—	(15,494)
Repurchase and cancellation of common stock	(790)	(8)	(8,992)	(11,016)	—	—	(20,016)
Cumulative translation adjustments	—	—	—	—	—	8	8
Distributions to noncontrolling interest	—	—	—	—	—	(2,369)	(2,369)
June 30, 2022	202,931	$2,029	$2,315,965	$(503,089)	$(6,584)	$(15,466)	$1,792,855

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2020	200,380	$2,004	$2,293,179	$(638,457)	$(30,755)	$(13,396)	$1,612,575
Net income (loss)	—	—	—	5,772	—	(1,735)	4,037
Other comprehensive income	—	—	—	—	3,793	—	3,793
Stock-based compensation	64	—	6,442	—	—	—	6,442
Stock options exercised	577	6	3,341	—	—	—	3,347
Taxes withheld on issuance of stock-based awards	—	—	(556)	—	—	—	(556)
Cumulative translation adjustments	—	—	—	—	—	268	268
Distributions to noncontrolling interest	—	—	—	—	—	(800)	(800)
March 31, 2021	201,021	$2,010	$2,302,406	$(632,685)	$(26,962)	$(15,663)	$1,629,106
Net income	—	—	—	7,250	—	536	7,786
Other comprehensive income	—	—	—	—	14,428	—	14,428
Stock-based compensation	101	—	5,914	—	—	—	5,914
Stock options exercised	578	7	3,155	—	—	—	3,162
Taxes withheld on issuance of stock-based awards	—	—	(1,208)	—	—	—	(1,208)
Cumulative translation adjustments	—	—	—	—	—	(231)	(231)
June 30, 2021	201,700	$2,017	$2,310,267	$(625,435)	$(12,534)	$(15,358)	$1,658,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$67,069	$11,823
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	117,229	120,387
Loss on disposal group held for sale	22,924	—
Stock-based compensation	9,799	12,356
Provision for inventory obsolescence and write-downs	6,926	6,200
Loss on debt extinguishment	4,043	3,305
Deferred income taxes	(34,386)	(1,757)
(Gain) loss on disposal of fixed assets	(6,284)	3,176
Provision (recovery) for bad debt	(732)	86
Amortization of deferred loan costs and accretion of discount	1,766	1,628
Employee benefit plan expense	1,303	1,250
Other	234	167
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	(42,456)	(18,706)
Inventories	(81,935)	(41,586)
Prepaid expenses and other current assets	16,793	9,215
Accounts payable	21,507	92,997
Accrued compensation and employee benefits	(39,774)	(2,444)
Accrued expenses and other liabilities	(18,302)	(46,447)
Leased assets	(13,949)	(1,609)
Other	(660)	1,097
Net cash flows provided by operating activities	31,115	151,138

Cash flows from investing activities:
Capital expenditures	(53,555)	(45,680)
Proceeds from sale of fixed assets	14,946	2,482
Acquisitions, net of cash acquired	(3,198)	—
Net cash used for investing activities	(41,807)	(43,198)

Cash flows from financing activities:
Proceeds from long-term debt	844,838	—
Repayment of long-term debt	(869,987)	(71,113)
Payment of debt issue costs	(8,008)	—
Repurchases of common stock	(20,016)	—
Dividends paid	(15,465)	—
Payments related to taxes withheld on stock-based compensation	(3,378)	(1,764)
Proceeds from exercise of stock options	3,145	6,509
Distributions to noncontrolling interest	(2,369)	(800)
Payment of finance lease obligations	(3,123)	(2,575)
Net cash used for financing activities	(74,363)	(69,743)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	659	(623)

Net increase (decrease) in cash and cash equivalents and restricted cash	(84,396)	37,574
Cash and cash equivalents and restricted cash at beginning of period	255,178	201,421
Cash and cash equivalents and restricted cash at end of period	$170,782	$238,995
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

Significant Accounting Policies

Please refer to “Note 1–Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the discussion of our significant accounting policies.

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

•Production & Automation Technologies—designs, manufactures, markets and services a full range of artificial lift equipment, end-to-end digital automation solutions, as well as other production equipment and asset monitoring technologies. Production & Automation Technologies’ products are sold under a collection of brands including Harbison-Fischer, Norris, Alberta Oil Tool, Oil Lift Technology, PCS Ferguson, Pro-Rod, Upco, Unbridled ESP, Scientific Aviation, Norriseal-Wellmark, Quartzdyne, Spirit, Theta, Timberline, Windrock, and Leak Surveys (“LSI”).

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

Segment revenue and segment operating profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Segment revenue:
Production Chemical Technologies	$552,411	$447,049	$1,067,383	$859,420
Production & Automation Technologies	242,399	188,173	462,748	355,018
Drilling Technologies	57,858	37,589	114,717	72,583
Reservoir Chemical Technologies	44,114	33,222	84,014	63,113
Corporate and other (1)	35,790	43,139	69,670	83,926
Total revenue	$932,572	$749,172	$1,798,532	$1,434,060

Segment operating profit (loss):
Production Chemical Technologies	$25,606	$33,871	$56,869	$64,228
Production & Automation Technologies	23,650	12,292	48,360	17,654
Drilling Technologies	15,043	3,868	30,263	10,254
Reservoir Chemical Technologies	(8,147)	(2,594)	(11,616)	(5,822)
Total segment operating profit	56,152	47,437	123,876	86,314
Corporate and other (1)	17,896	22,024	29,690	40,111
Interest expense, net	10,765	14,064	22,128	28,035
Income before income taxes	$27,491	$11,349	$72,058	$18,168
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

Revenue disaggregated by geography was as follows:

	Three Months Ended June 30, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$205,457	$187,982	$45,848	$31,038	$20,039	$490,364
Latin America	124,540	6,358	—	3,221	905	135,024
Middle East & Africa	76,028	19,062	1,220	5,561	287	102,158
Canada	72,581	17,484	3,477	633	37	94,212
Europe	45,889	3,384	5,156	968	3,297	58,694
Asia-Pacific	9,518	784	2,142	909	11,225	24,578
Australia	4,960	7,308	15	91	—	12,374
Other	13,438	37	—	1,693	—	15,168
Total revenue	$552,411	$242,399	$57,858	$44,114	$35,790	$932,572

	Three Months Ended June 30, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$156,852	$141,799	$30,392	$19,589	$30,225	$378,857
Latin America	93,389	4,530	—	3,587	1,261	102,767
Middle East & Africa	66,213	13,358	1,446	6,534	1,945	89,496
Canada	63,639	14,754	1,986	377	124	80,880
Europe	41,046	1,790	2,278	1,101	3,690	49,905
Asia-Pacific	10,562	2,743	853	1,393	5,894	21,445
Australia	5,994	9,182	13	30	—	15,219
Other	9,354	17	621	611	—	10,603
Total revenue	$447,049	$188,173	$37,589	$33,222	$43,139	$749,172

	Six Months Ended June 30, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$396,363	$355,784	$92,667	$56,259	$41,893	$942,966
Latin America	224,145	11,361	—	6,811	1,630	243,947
Middle East & Africa	150,072	35,773	2,909	13,282	601	202,637
Canada	148,380	36,936	6,418	1,111	63	192,908
Europe	94,910	5,729	8,866	1,871	6,768	118,144
Asia-Pacific	18,001	2,455	3,817	1,954	18,715	44,942
Australia	10,803	14,583	15	199	—	25,600
Other	24,709	127	25	2,527	—	27,388
Total revenue	$1,067,383	$462,748	$114,717	$84,014	$69,670	$1,798,532

	Six Months Ended June 30, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$306,716	$267,712	$55,799	$35,198	$56,242	$721,667
Latin America	165,005	9,172	—	6,606	2,692	183,475
Middle East & Africa	124,583	24,091	2,162	12,596	7,067	170,499
Canada	124,931	27,282	5,813	1,106	282	159,414
Europe	83,654	3,773	4,777	2,490	5,947	100,641
Asia-Pacific	21,054	4,206	2,406	2,513	11,696	41,875
Australia	12,389	18,758	130	84	—	31,361
Other	21,088	24	1,496	2,520	—	25,128
Total revenue	$859,420	$355,018	$72,583	$63,113	$83,926	$1,434,060
______________________
(1)    Revenues associated with sales under the Cross Supply and Product Transfer Agreement with Ecolab are included within Corporate and other.

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Contract assets	$—	$—
Contract liabilities - current	$16,700	$15,246

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	June 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$585,450	$386,613	$198,837	$593,242	$365,773	$227,469
Unpatented technologies	142,760	46,815	95,945	142,540	37,264	105,276
Favorable supply agreements	59,000	40,164	18,836	59,000	30,546	28,454
Trademarks	59,869	34,163	25,706	59,873	32,270	27,603
Patents	38,577	31,417	7,160	38,735	31,080	7,655
Other	5,357	5,267	90	5,390	5,177	213
	891,013	544,439	346,574	898,780	502,110	396,670
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$895,813	$544,439	$351,374	$903,580	$502,110	$401,470

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2021	$356,638	$205,467	$101,136	$39,626	$702,867
Acquisition (1)	—	6,345	—	—	6,345
Allocated to disposal group (2)	(3,339)	—	—	—	(3,339)
Foreign currency translation	17,146	(156)	—	1,535	18,525
June 30, 2022	$370,445	$211,656	$101,136	$41,161	$724,398
_______________________
(1) See Note 11—Acquisitions and Divestitures for additional information related to the acquisition of LSI completed during the first quarter of 2022.
(2) See Note 11—Acquisitions and Divestitures for additional information on the reclassification of assets and liabilities held for sale as part of the planned divestiture of our operations in Russia.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

NOTE 5—DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
2022 Revolving Credit Facility	$96,200	$—
2018 Term Loan Facility	—	140,000
2020 Term Loan Facility	—	496,725
2022 Term Loan Facility	625,000	—
6.375% Senior Notes due 2026	—	92,041
Total	721,200	728,766
Net unamortized discounts and issuance costs	(22,082)	(4,259)
Total long-term debt	699,118	724,507
Current portion of long-term debt (1)	(4,688)	(26,850)
Long-term debt, less current portion	$694,430	$697,657
_______________________
(1) Represents the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of June 30, 2022 and 2020 Term Loan Facility as of December 31, 2021.

On May 9, 2018, we entered into a credit agreement (“Credit Agreement”) governing the terms of, among other things, a 7-year senior secured term loan B facility that had an initial commitment of $415 million (the “2018 Term Loan Facility”), and on June 3, 2020, ChampionX Holdings Inc. entered into a term loan facility for $537.0 million (the “2020 Term Loan Facility”).

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the Credit Agreement. The Restated Credit Agreement provides for (i) a $625 million 7-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700 million, of which $100 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022, with the aggregate proceeds used to repay outstanding amounts under our Credit Agreement, repay and terminate our 2020 Term Loan Facility, and to redeem all outstanding 6.375% Senior Notes due 2026. Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. Following June 7, 2022, and prior to June 30, 2022, we repaid $38.8 million of the amount drawn under the 2022 Revolving Credit Facility.

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which begins on December 30, 2022. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of June 30, 2022.

At the Company’s election, outstanding borrowings under the Senior Secured Credit Facility will accrue interest at a per annum rate of (i) an adjusted SOFR rate plus the applicable spread or (ii) a base rate plus the applicable spread. On June 29, 2022, the Company executed a five-year floating-to-fixed interest rate swap to hedge our exposure to increases in variable interest rates on the 2022 Term Loan Facility. This interest rate swap agreement is based on a $300 million notional amount for the first three years, reducing to $150 million for years four and five. See Note 13—Derivatives and Hedging Transactions for additional information on interest rate swaps.

In connection with the Restated Credit Agreement noted above, we completed the redemption of all of the Company’s remaining 6.375% Senior Notes (the “Notes”) at 103.188% of the principal amount thereof. We repurchased $92.0 million in aggregate principal amount of the Notes for $95.6 million in cash, including $0.6 million in accrued interest. In connection with these redemptions, we recognized a net loss of approximately $3.9 million for the three and six months ended June 30, 2022, inclusive of the write off of the remaining unamortized debt financing costs related to the Notes, which is included in other expense, net in our condensed consolidated statements of income (loss).

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2022 and December 31, 2021, we had $56.2 million and $80.2 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation and Environmental Matters

The Company is party to various proceedings and claims incidental to its business, including matters arising under provisions relating to the protection of the environment. We review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and accrued to date, and the availability and extent of insurance coverage. We accrue a liability for legal matters that are probable and can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 11 locations, the majority of which are in the United States (“U.S.”), and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of June 30, 2022, environmental liability accruals related to these locations were $6.9 million.

Prior to the separation from Dover in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma (“Norris”). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of June 30, 2022.

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

NOTE 7—RESTRUCTURING AND OTHER RELATED CHARGES

We approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions during the current and prior periods. During the second quarter of 2022, the restructuring plans included the exit of one of our product lines within the Reservoir Chemical Technologies segment. The exit of this product line is expected to be completed during the third quarter of 2022 and as such, we anticipate additional restructuring charges related to the closure of facilities and certain contract termination costs when we cease using the rights conveyed by the contract.

We recognized charges of $6.6 million and $15.1 million during the three and six months ended June 30, 2022, respectively, consisting primarily of employee severance and related benefits, disposals of equipment and office closures, partially offset by gains realized on the sale of facilities. During the three and six months ended June 30, 2021, we recorded restructuring and other charges of $3.8 million and $8.0 million, respectively.

The following table presents the restructuring and other related charges by segment as classified in our condensed consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Segment restructuring charges (income):
Production Chemical Technologies	$336	$3,103	$11,972	$3,791
Production & Automation Technologies	125	432	(4,022)	3,956
Drilling Technologies	—	—	—	—
Reservoir Chemical Technologies	5,358	198	6,101	242
Corporate and other	801	42	1,053	42
Total	$6,620	$3,775	$15,104	$8,031

Statements of Income classification:
Cost of goods and services	$5,147	$422	$1,008	$3,906
Selling, general and administrative expense	1,473	3,353	14,096	4,125
Total	$6,620	$3,775	$15,104	$8,031

Our liability balance for restructuring and other related charges at June 30, 2022 reflects employee severance and related benefits initiated during the period. Additional programs may be initiated during 2022 with related restructuring charges.

The following table details our restructuring accrual activities during the six months ended June 30, 2022:

(in thousands)	Restructuring Accrual Balance
December 31, 2021	$3,743
Restructuring charges	15,104
Asset sales	131
Payments	(10,590)
Other, including foreign currency translation	(99)
June 30, 2022	$8,289

NOTE 8—EQUITY AND CASH INCENTIVE PROGRAMS

Stock-based compensation expense is reported within selling, general and administrative expense in the condensed consolidated statements of income. Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock-based compensation expense	$5,071	$5,914	$9,799	$12,356
Tax benefit	(1,065)	(1,242)	(2,058)	(2,595)
Stock-based compensation expense, net of tax	$4,006	$4,672	$7,741	$9,761

A summary of activity relating to our share-based awards for the six months ended June 30, 2022 was as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units	Non-Qualified Stock Options
Outstanding at January 1, 2022	393,523	505,509	2,342,107	5,488,653
Granted	—	347,920	932,588	—
Forfeited / expired	(1,758)	—	(159,365)	(2,859)
Exercised / vested	—	(72,410)	(437,275)	(499,562)
Outstanding at June 30, 2022	391,765	781,019	2,678,055	4,986,232

NOTE 9—STOCKHOLDERS' EQUITY

Dividends

On February 4, 2022, our Board of Directors (“Board”) approved a plan to initiate a regular quarterly cash dividend of $0.075 per share of the Company’s common stock. The first dividend was paid on April 29, 2022 to stockholders of record on April 8, 2022. An additional cash dividend of $0.075 per share was declared on May 12, 2022, payable on July 29, 2022 to stockholders of record on July 1, 2022. As a result, we recorded a dividend payable of $15.3 million on our condensed consolidated balance sheet as of June 30, 2022. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During the three and six months ended June 30, 2022, we repurchased and cancelled 789,516 shares of common stock at an average price of $25.33 per share for a total of $20.0 million.

Accumulated other comprehensive loss

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2021	$(19,430)	$(3,476)	$1,281	$(21,625)
Other comprehensive loss before reclassifications, net of tax	(1,565)	—	(1,299)	(2,864)
Reclassification adjustment for net losses included in net income, net of tax	—	69	—	69
Other comprehensive loss, net of tax	(1,565)	69	(1,299)	(2,795)
March 31, 2022	$(20,995)	$(3,407)	$(18)	$(24,420)
Other comprehensive income before reclassifications, net of tax	21,169	—	(3,403)	17,766
Reclassification adjustment for net losses included in net income, net of tax	—	70	—	70
Other comprehensive income, net of tax	21,169	70	(3,403)	17,836
June 30, 2022	$174	$(3,337)	$(3,421)	$(6,584)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2020	$(14,965)	$(13,470)	$(2,320)	$(30,755)
Other comprehensive income before reclassifications, net of tax	3,213	—	413	3,626
Reclassification adjustment for net losses included in net income, net of tax	—	167	—	167
Other comprehensive income, net of tax	3,213	167	413	3,793
March 31, 2021	$(11,752)	$(13,303)	$(1,907)	$(26,962)
Other comprehensive income (loss) before reclassifications, net of tax	8,332	—	(277)	8,055
Reclassification adjustment for net losses included in net income, net of tax	—	6,373	—	6,373
Other comprehensive income (loss), net of tax	8,332	6,373	(277)	14,428
June 30, 2021	$(3,420)	$(6,930)	$(2,184)	$(12,534)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income (loss) related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items on the condensed consolidated statements of income (loss)
(in thousands)	2022	2021	2022	2021
Pensions and other post-retirement benefits:
Amortization of actuarial loss and other	$70	$6,326	$139	$6,540	Other (income) expense, net
Total before tax	70	6,326	139	6,540	Income before income taxes
Tax benefit	—	47	—	—	Provision for (benefit from) income taxes
Net of tax	$70	$6,373	$139	$6,540	Net income

NOTE 10—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income attributable to ChampionX	$27,342	$7,250	$64,044	$13,022

Weighted-average number of shares outstanding	203,322	201,467	203,200	201,063
Dilutive effect of stock-based compensation	5,392	7,074	5,663	6,876
Total shares and dilutive securities	208,714	208,541	208,863	207,939

Basic earnings per share attributable to ChampionX	$0.13	$0.04	$0.32	$0.06
Diluted earnings per share attributable to ChampionX	$0.13	$0.03	$0.31	$0.06

For all periods presented, the computation of diluted earnings per share excludes awards with an anti-dilutive impact. For the three and six months ended June 30, 2022, the diluted shares include the dilutive impact of equity awards except for approximately 0.4 million and 0.4 million shares, respectively, that were excluded because their inclusion would be anti-dilutive. For the three and six months ended June 30, 2021, the diluted shares include the dilutive impact of equity awards except for approximately 0.7 million and 0.7 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

NOTE 11—ACQUISITIONS AND DIVESTITURES

Acquisitions

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

Divestitures

Given the continued economic pressure and sanctions imposed by the United States, European Union, and United Kingdom, we have initiated a plan to dispose of our operations in Russia (the “CT Russia Business”), which is included in our Production Chemical Technologies segment. As a result, the CT Russia Business met the criteria to be classified as held for sale as of June 30, 2022, which requires us to present the related assets and liabilities as separate line items in our condensed consolidated balance sheet. We recorded a charge of $22.9 million for the three and six months ended June 30, 2022, in order to properly reflect the carrying value of the disposal group at the lower of its carrying value or fair value less any costs to sell. We assess the fair value of a long-lived asset or disposal group (less any costs to sell) each reporting period that it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon the ultimate disposition, we will recognize the cumulative translation adjustment balance associated with the CT Russia Business in our condensed consolidated statement of income as part of the gain or loss on the sale.

The following table presents information related to the major classes of assets and liabilities that were held for sale in our condensed consolidated balance sheet:

(in thousands)
Receivables	$9,708
Inventory	10,830
Prepaid expenses and other current assets	3,670
Property, plant, and equipment	5,455
Goodwill	3,339
Intangible assets	7,803
Operating lease right-of-use assets	2,419
Loss on disposal group	(22,924)
Total assets held for sale	$20,300
Accounts payable	$2,840
Other current liabilities	3,719
Other noncurrent liabilities	3,869
Total liabilities held for sale	$10,428

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
Level 3- Inputs are unobservable inputs for which there is little or no market data available.
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
(in thousands)	Measurement Level	June 30, 2022	December 31, 2021
Assets
Foreign currency forward contracts	Level 2	$3,423	$4,081
Interest rate swaps	Level 2	392	—
Total		$3,815	$4,081

Liabilities
Foreign currency forward contracts	Level 2	$3,445	$3,773
Interest rate swaps	Level 2	4,390	—
Total		$7,835	$3,773

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

The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$96,200	$96,200	$—	$—
2018 Term Loan Facility	$—	$—	$140,000	$138,950
2020 Term Loan Facility	$—	$—	$496,725	$502,313
2022 Term Loan Facility	$625,000	$607,031	$—	$—
6.375% Senior Notes due 2026	$—	$—	$92,041	$95,805
The fair value of our 6.375% Senior Notes due 2026 is based on Level 1 quoted market prices. The fair value of our term loan facilities are based on Level 2 quoted market prices for the same or similar debt instruments. The fair value of our revolving line of credit approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2).

NOTE 13—DERIVATIVES AND HEDGING TRANSACTIONS

The Company uses foreign currency forward contracts to manage risks associated with foreign currency exchange rates. The Company also utilizes floating-to-fixed interest rate swap agreements as cash flow hedges on certain debt, to mitigate interest rate risk. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. Derivative contracts are recorded as assets and liabilities on the balance sheet at fair value. We evaluated the interest rate swap hedge effectiveness and determined it to be perfectly effective. We evaluate foreign currency forward contracts hedge effectiveness at contract inception and thereafter on a quarterly basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Changes in fair value attributable to changes in spot exchange rates for derivative contracts that have been designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged item. The Company accounts for the interest rate swap agreements as a cash flow hedge, thus the effective portion of gains and losses resulting from changes in fair value are recognized in AOCI and are amortized to interest expense over the term of the respective debt. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships.

The Company is exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swaps. We monitor our exposure to credit risk by using major global banks and financial institutions as counterparties and monitoring their financial condition and credit profile. The Company does not anticipate nonperformance by any of these counterparties, and therefore, recording a valuation allowance against the Company’s derivative balance is not considered necessary.

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

	Derivative Assets		Derivative Liabilities
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Prepaid expenses and other current assets	$3,815	$4,081	$—	$—
Accrued expenses and other current liabilities	—	—	4,300	3,773
Other long-term liabilities	—	—	3,535	—
	$3,815	$4,081	$7,835	$3,773

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	June 30, 2022	December 31, 2021
Notional value of foreign currency forward contracts and interest rate swaps	$912,688	$704,190

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

Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. We pay a floating rate and receive a fixed rate under these agreements. Any unrealized gain or loss at the time of settlement will be reclassified and reduce net interest expense as we record interest expense on the associated debt.

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
Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Loss reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$(118)	$1,018	$(47)	$1,772
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	1,251	795	5,411	1,462
Total loss of derivative instruments	$1,133	$1,813	$5,364	$3,234

NOTE 14—INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$224,508	$186,516
Work in progress	20,803	13,615
Finished goods	485,089	421,702
	730,400	621,833
Inventory reserve	(27,545)	(24,646)
LIFO adjustments (1)	(95,899)	(54,277)
Inventories, net	$606,956	$542,910
_______________________
(1) Represents the amount by which the current cost of LIFO inventories exceeded their carrying value.

NOTE 15—CASH FLOW INFORMATION

Leased Asset Program

Our electrical submersible pumping (“ESP”) leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the six months ended June 30, 2022 and June 30, 2021, we transferred $34.7 million and $20.3 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

Recent Events

Russia’s invasion of Ukraine and the related sanctions imposed present economic risk to companies that engage in business within, or have economic ties to, Russia. Our Russia operations (the “CT Russia Business”) are fully contained within the country and include service operations, a manufacturing plant and related inventory, an established customer base and local employees, and has the ability to operate as a standalone business under the brand, Master Chemicals. The revenues, net income and total assets of the CT Russia Business represent less than 2% of our consolidated results of operations. Given the continued economic pressure and sanctions imposed by the United States, European Union and United Kingdom, during the second quarter of 2022, we initiated a plan to dispose of our CT Russia Business. As a result, the CT Russia Business met the criteria to be reported as held for sale and, therefore, was reflected in our condensed consolidated balance sheet as of June 30, 2022 at the lower of its carrying value or its fair value less costs to sell (“estimated selling price”). We recorded a charge of $22.9 million for the three and six months ended June 30, 2022, representing the amount by which the carrying amount exceeded the estimated selling price. Upon the ultimate disposition, we will recognize the accumulated cumulative translation adjustment balance associated with the CT Russia Business in our condensed consolidated statement of income as part of the gain or loss on the sale.

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the Credit Agreement dated as of May 9, 2018 (the “2018 Credit Agreement”). The Restated Credit Agreement provides for (i) a $625 million 7-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700 million, of which $100 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022, with the aggregate proceeds used to repay outstanding amounts under our 2018 Credit Agreement, repay and terminate the Credit Agreement dated June 3, 2020, and to redeem all outstanding 6.375% Senior Notes due 2026. Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which begins on December 31, 2022.

Business Environment

We monitor macro-economic conditions and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. Our business segments provide a broad range of technologies and products to support oil and gas production, exploration and development, and the midstream sector. As a result, we are substantially dependent upon global oil production levels, as well as new investment activity levels in the oil and gas and midstream sectors. Demand for our products, technologies and services is impacted by overall global demand for oil and gas, ongoing depletion rates of existing oil and gas wells, and our customers’ willingness to invest in the exploration for and development of new oil and gas resources. Our customers determine their operating and capital budgets based on current and expected future crude oil and natural gas prices, United States (“U.S.”) and worldwide rig count, U.S. well completions and expectation of industry cost levels, among other factors. Crude oil and natural gas prices are impacted by supply and demand, which are influenced by geopolitical, macroeconomic, and local events, and have historically been subject to substantial volatility and cyclicality. Rig count, footage drilled, and exploration and production (“E&P”) investment by oil and gas operators have often been used as leading indicators for the level of drilling and development activity and future production levels in the oil and gas sector.

Market Conditions and Outlook

Oil prices steadily increased throughout 2021 and into the first half of 2022, reaching a 13-year high, due in part to the global economy reopening following the COVID pandemic and supply side constraints. During July 2022, oil prices softened in response to some indications of slowing global economic growth, which could reduce energy demand; although oil prices continue to be significantly higher year-over-year.

The Russian invasion of Ukraine in February 2022, resulted in significant U.S., European Union, and United Kingdom sanctions on Russia and the announced exit of certain international oil companies from Russian operations. The U.S. and European Union sanctioned the importation of Russian crude oil, which reduced Russia’s oil revenues and put additional upward pressure and volatility on oil prices. Although oil production is still below pre-pandemic levels as many publicly traded oil and gas companies focus on debt reduction and capital return to shareholders rather than increasing output.

We have seen a steady increase in U.S. oil and gas rig counts and some uptick in international activity. However, we have also experienced supply chain disruptions, due at least in part to the ongoing COVID-19 pandemic worldwide, the invasion of Ukraine, and logistic challenges globally. The U.S. inflation rate is the highest experienced in four decades, primarily as a result of supply chain constraints and partially attributed to the rising oil and natural gas prices, which is a major economic input. The global economy reopening has also contributed to general inflationary pressures. We continue to work diligently to deliver price increases to offset the impact of raw material, labor and logistics-related inflation that we have experienced in our businesses. We expect to continue to face inflationary pressure throughout the remainder of 2022.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	June 30,	March 31,	Variance
(in thousands)	2022	2022	$
Revenue	$932,572	$865,960	$66,612
Cost of goods and services	720,684	658,350	62,334
Gross profit	211,888	207,610	4,278
Selling, general and administrative expense	141,351	150,360	(9,009)
Interest expense, net	10,765	11,363	(598)
Other (income) expense, net	32,281	1,320	30,961
Income before income taxes	27,491	44,567	(17,076)
Provision for income taxes	(1,405)	6,394	(7,799)
Net income	28,896	38,173	(9,277)
Net income attributable to noncontrolling interest	1,554	1,471	83
Net income attributable to ChampionX	$27,342	$36,702	$(9,360)

Revenue. Revenue increased $66.6 million, or 8%, sequentially, with improvement across all operating segments. The increase is attributable to demand growth within the U.S. as well as internationally, as we rebound from the normal first quarter seasonality in our business. This growth is due in part to increased land-based rig count and associated increases in customer spending on drilling activities as well as market expansion. Additionally, increased global pricing was implemented to mitigate the increase in costs for raw materials and other inflationary factors.

Gross profit. Gross profit increased $4.3 million, or 2%, due to the increase in volume and price noted above, mostly offset by inflation in our raw material and logistic costs.

Selling, general and administrative expense. Selling, general and administrative expense decreased $9.0 million, or 6%, sequentially primarily due to the reduction in restructuring charges relating to employee severance and related benefits incurred during the three months ended March 31, 2022.

Other (income) expense, net. Other (income) expense, net increased $31.0 million, primarily due to a charge of $22.9 million in connection with reclassifying our CT Russia Business to held for sale during the second quarter of 2022.

Provision for income taxes. Our provision for income taxes reflected effective tax rates of (5.1)% and 14.3% for the three months ended June 30, 2022 and March 31, 2022, respectively. The effective tax rate for both periods was impacted by favorable adjustments relating to prior period tax return filings. The period ending June 30, 2022 was further impacted by the release of a valuation allowance on our operations in Angola, and a charge incurred on our CT Russia Business upon classifying as held for sale.

CONSOLIDATED RESULTS OF OPERATIONS

	Six Months Ended
	June 30,		Variance
(in thousands)	2022	2021	$
Revenue	$1,798,532	$1,434,060	$364,472
Cost of goods and services	1,379,034	1,091,723	287,311
Gross profit	419,498	342,337	77,161
Selling, general and administrative expense	291,711	295,819	(4,108)
Interest expense, net	22,128	28,035	(5,907)
Other (income) expense, net	33,601	315	33,286
Income before income taxes	72,058	18,168	53,890
Provision for income taxes	4,989	6,345	(1,356)
Net income	67,069	11,823	55,246
Net income (loss) attributable to noncontrolling interest	3,025	(1,199)	4,224
Net income attributable to ChampionX	$64,044	$13,022	51,022

Revenue. Revenue increased $364.5 million, or 25%, for the six months ended June 30, 2022 compared to prior year driven by higher volumes in North America and internationally as the global economy has rebounded from the COVID-19 pandemic and rig counts and customer activity has increased. This was further supplemented by the realization of price increases initiated to offset raw material and logistic costs inflation.

Gross profit. Gross profit increased $77.2 million, or 23%, for the six months ended June 30, 2022 compared to prior year, mainly due to the incremental volumes and pricing noted above.

Selling, general and administrative expense. Selling, general and administrative expense decreased $4.1 million, or 1%, for the six months ended June 30, 2022 compared to prior year, primarily due to fewer integration related costs associated with the acquisition of the Chemical Technologies business as well as various cost reduction initiatives.

Interest expense, net. Interest expense, net decreased $5.9 million, or 21%, for the six months ended June 30, 2022 compared to prior year primarily due to the redemption of our 6.375% Senior Notes due 2026.

Other (income) expense, net. Other (income) expense, net increased $33.3 million, primarily due to a charge of $22.9 million in connection with reclassifying our CT Russia Business to held for sale during the second quarter of 2022.

Provision for (benefit from) income taxes. The effective tax rates for the first six months of 2022 and 2021 were 6.9% and 34.9%, respectively. The effective tax rate for the first six months of 2022 was positively impacted by the release of the valuation allowance on our operations in Angola, a charge incurred on the CT Russia Business upon classifying to held for sale, and the recognition of adjustments in several foreign jurisdictions relating to income tax return filings that had a positive impact on the rate. The effective tax rate for the first six months of 2021 was negatively affected primarily due to the impact of withholding taxes.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	June 30,	March 31,	Variance
(in thousands)	2022	2022	$
Segment revenue:
Production Chemical Technologies	$552,411	$514,972	$37,439
Production & Automation Technologies	242,399	220,349	22,050
Drilling Technologies	57,858	56,859	999
Reservoir Chemical Technologies	44,114	39,900	4,214
Corporate and other	35,790	33,880	1,910
Total revenue	$932,572	$865,960	$66,612

Segment operating profit (loss):
Production Chemical Technologies	$25,606	$31,263	$(5,657)
Production & Automation Technologies	23,650	24,710	(1,060)
Drilling Technologies	15,043	15,220	(177)
Reservoir Chemical Technologies	(8,147)	(3,469)	(4,678)
Total segment operating profit	56,152	67,724	(11,572)
Corporate expense and other	17,896	11,794	6,102
Interest expense, net	10,765	11,363	(598)
Income before income taxes	$27,491	$44,567	$(17,076)

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue increased $37.4 million, or 7%, sequentially, mainly due to increased global pricing, which was implemented to help offset the increase in costs for raw materials and other inflationary factors, and to a lesser extent higher volumes both in the U.S. and internationally.

Operating profit. Production Chemical Technologies operating profit decreased $5.7 million in the second quarter of 2022 compared to the prior quarter primarily due to a charge of $22.9 million to reduce the carrying value of the CT Russia Business to its estimated fair value as we classified that business as held for sale during the period.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue increased $22.1 million, or 10%, as compared to the prior quarter, primarily due to an increase in customer spending, market share expansion and price increases to mitigate raw material inflation. Customer spending was driven by the strong market recovery, which led to higher volumes across our product offerings in North America and internationally.

Operating profit. Production & Automation Technologies operating profit decreased $1.1 million in the second quarter of 2022 compared to the prior quarter primarily due to a $5.3 million gain recognized during the previous quarter related to the sale of facilities. Absent the gain, this segment benefited from increased global pricing and higher sales volume noted above, partially offset by the impact of material cost inflation and supply chain disruptions.

Drilling Technologies

Revenue. Drilling Technologies revenue increased $1.0 million, or 2%, in the second quarter of 2022 compared to the prior quarter primarily due to an increase in sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Drilling Technologies operating profit decreased $0.2 million in the second quarter of 2022 compared to the prior quarter primarily due to material cost inflation and incremental production costs incurred during the period, partially offset by higher sales volume as noted above.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue increased $4.2 million, or 11%, in the second quarter of 2022 compared to the prior quarter primarily due to the realization of price increases initiated to offset material cost inflation as well as an increase in volumes.

Operating profit. Reservoir Chemical Technologies operating profit decreased $4.7 million in the second quarter of 2022 compared to the prior quarter. Although we have seen a positive impact in revenue due to our global price increase initiatives, this is more than offset by continued raw materials and inflationary pressure. Additionally, this segment was impacted by approximately $5.4 million in restructuring charges incurred during the second quarter of 2022 as we exit certain product lines to improve the overall profitability of this business.

	Six Months Ended June 30,		Variance
(in thousands)	2022	2021	$
Segment revenue:
Production Chemical Technologies	$1,067,383	$859,420	$207,963
Production & Automation Technologies	462,748	355,018	107,730
Drilling Technologies	114,717	72,583	42,134
Reservoir Chemical Technologies	84,014	63,113	20,901
Corporate	69,670	83,926	(14,256)
Total revenue	$1,798,532	$1,434,060	$364,472

Segment operating profit (loss):
Production Chemical Technologies	$56,869	$64,228	$(7,359)
Production & Automation Technologies	48,360	17,654	30,706
Drilling Technologies	30,263	10,254	20,009
Reservoir Chemical Technologies	(11,616)	(5,822)	(5,794)
Total segment operating profit	123,876	86,314	37,562
Corporate expense and other	29,690	40,111	(10,421)
Interest expense, net	22,128	28,035	(5,907)
Income before income taxes	$72,058	$18,168	$53,890

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue increased $208.0 million, or 24%, as compared to the prior year, mainly due to higher volumes in our international operations as well as continued sales increases in North America. Additionally, increased global pricing was implemented to help partially offset the increase in costs for raw materials and other inflationary factors.

Operating profit. Production Chemical Technologies operating profit decreased $7.4 million compared to the prior year. Although this segment benefited from the higher revenue noted above, the increase was more than offset by a charge of $22.9 million related to the CT Russia Business, $12.0 million in restructuring charges and the impact of raw materials inflation.

Production & Automation Technologies

Revenue. Revenue increased $107.7 million, or 30%, as compared to the prior year, primarily due to an increase in customer spending as a result of improving market conditions. The increase in customer spending led to higher volumes across our product offerings in North America. The segment also benefited from the implementation of price increases to offset inflationary pressures in raw material and logistic costs.

Operating profit. Operating profit increased $30.7 million compared to the prior year primarily due to higher sales volumes and price as noted above. However, our results were negatively impacted by further material cost inflation and supply chain disruptions.

Drilling Technologies

Revenue. Revenue increased $42.1 million, or 58%, compared to the prior year primarily due to an increase in U.S. land-based rig count and associated increase in customer spending on drilling activities, which positively impacted sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Operating profit increased $20.0 million compared to the prior year as a result of increased revenue.

Reservoir Chemical Technologies

Revenue. Revenue increased $20.9 million, or 33%, compared to the prior year primarily due to an increase in U.S. rig count and the realization of price increases initiated to offset material cost inflation, which more than offset the decline internationally.

Operating profit. Operating profit decreased $5.8 million compared to the prior year. Although we have seen a positive impact in revenue due to our global price increase initiatives, this is more than offset by continued raw materials and inflationary pressure. Additionally, this segment was impacted by approximately $5.4 million in restructuring charges incurred during the second quarter of 2022 as we exit certain product lines to improve the overall profitability of this business.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Our primary source of cash is from operating activities. With the exception of the first quarter of 2022, we have historically generated, and expect to continue to generate, positive cash flow from operations. Cash generated from operations is generally allocated to working capital requirements, investments to support profitable revenue growth and maintain our facilities and systems, acquisitions that create value through add-on capabilities that broaden our existing businesses and deliver our growth strategy, as well as share repurchases, dividend payments to stockholders, and debt repayments to reduce our leverage.

At June 30, 2022, we had cash and cash equivalents of $167.3 million compared to $251.7 million at December 31, 2021, primarily for working capital and operational purposes. At June 30, 2022, we had total liquidity of $739.7 million, comprised of $167.3 million of cash and $572.4 million of available capacity on the 2022 Revolving Credit Facility, which expires in June 2027.

At June 30, 2022, we had a long-term debt balance of $694.4 million, net of the current portion of long-term debt of $4.7 million, primarily consisting of the 2022 Term Loan Facility with a principal amount of $625.0 million and an outstanding balance on the 2022 Revolving Credit Facility of $96.2 million.

Outlook

We expect to generate cash to support liquidity and business requirements through operations and, if necessary, through the 2022 Revolving Credit Facility. Volatility in credit, equity and commodity markets can create uncertainty for our businesses. However, the Company believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short- and long-term needs with a combination of cash on hand, cash generated from operations, the 2022 Revolving Credit Facility and access to capital markets.

On February 4, 2022, our Board declared a cash dividend of $0.075 per share of common stock. This quarterly cash dividend was paid on April 29, 2022 to stockholders of record on April 8, 2022. On May 12, 2022, our Board declared a cash dividend of $0.075 per share of common stock. This quarterly cash dividend will be paid on July 29, 2022 to stockholders of record on July 1, 2022. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a new $250 million share repurchase program (“2022 Share Repurchase Program”). Under the 2022 Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. As of June 30, 2022, we have repurchased 789,516 shares of common stock at an average price of $25.33 per share for a total of $20.0 million. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

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

Cash Flows

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash provided by operating activities	$31,115	$151,138
Cash used in investing activities	(41,807)	(43,198)
Cash used in financing activities	(74,363)	(69,743)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	659	(623)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(84,396)	$37,574

Operating Activities

Cash provided by operating activities during the six months ended June 30, 2022 decreased $120.0 million compared to 2021. The decrease in cash provided by operating activities was primarily driven by the use of cash for working capital items. Changes in working capital items used cash of $158.8 million during the six months ended June 30, 2022 compared to cash used of $7.5 million during 2021. The change in working capital items primarily related to cash outflows for inventory procurement and an increase in accounts receivable as a result of revenue growth during the period.

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

Investing Activities

Cash used in investing activities was $41.8 million for the six months ended June 30, 2022, and was primarily comprised of capital expenditures of $53.6 million and acquisitions, net of cash acquired, of $3.2 million, partially offset by $14.9 million of cash proceeds from the sale of fixed assets primarily due to the sale of facilities within our Production & Automation Technologies segment.

Cash used in investing activities was $43.2 million for the six months ended June 30, 2021, and was primarily comprised of capital expenditures of $45.7 million, partially offset by $2.5 million of cash proceeds from the sale of fixed assets.

Financing Activities

Cash used in financing activities of $74.4 million for the six months ended June 30, 2022 was primarily the result of net repayments totaling $25.1 million on long-term debt as part of our refinancing, repurchases of our common stock of $20.0 million, dividends paid of $15.5 million, payment of debt issuance cost of $8.0 million, payments related to taxes withheld on stock-based compensation of $3.4 million, and payments of finance lease obligations of $3.1 million. This was partially offset by $3.1 million in cash proceeds from the exercise of stock options.

Cash used in financing activities of $69.7 million for the six months ended June 30, 2021 was primarily the result of repayments totaling $71.1 million on long-term debt, payments totaling $2.6 million for finance lease obligations, payments related to taxes withheld on stock-based compensation of $1.8 million, and a distribution of $0.8 million to one of our non-controlling interests. This was partially offset by $6.5 million in cash proceeds from the exercise of stock options.

Revolving Credit Facility

A summary of the 2022 Revolving Credit Facility at June 30, 2022 was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$96.2	$31.4	$572.4	June 2027

Additionally, we have letters of credit outside of the 2022 Revolving Credit Facility totaling approximately $1.5 million. As of June 30, 2022, we were in compliance with all restrictive covenants under the Senior Secured Credit Facility.

Accounts Receivable Facility

On June 28, 2022, we entered into an uncommitted accounts receivable purchase agreement with JPMorgan Chase Bank, N.A. (the “Accounts Receivable Facility”). Transfers under the Accounts Receivable Facility are accounted for as sales of receivables, resulting in the receivables being derecognized from our consolidated balance sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign, transfer, or participate any of its rights under the purchased receivables to another bank or financial institution.

The amount available for purchase under the Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. The maximum receivables that can be sold under the Accounts Receivable Facility is $160.0 million. As of June 30, 2022, there were no receivables sold.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2021. On June 29, 2022, the Company executed a five-year floating-to-fixed interest rate swap to hedge our exposure to increases in variable interest rates on the 2022 Term Loan Facility, see Note 5—Debt to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our exposure to market risk has not materially changed since December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of our common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1-30, 2022	—	$—	—	$—
May 1-31, 2022	—	$—	—	$—
June 1-30, 2022	789,516	$25.33	789,516	$229,984,214
Total	789,516	$25.33	789,516
_______________________
(1)Excluding fees, commissions, and expenses associated with the share repurchases.
(2)On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock.
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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (“Rhum”) totaling $480,221 during the period from January 1, 2022 to June 30, 2022. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	May 11, 2018
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	June 4, 2020
3.3	Amended and Restated By-Laws of the Company.	8-K	3.2	June 4, 2020
10.1	Restatement Agreement, dated June 7, 2022, by and among ChampionX Corporation, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	June 8, 2022
10.2	Master Receivables Purchase Agreement, dated as of June 28, 2022, by and among ChampionX LLC and US Synthetic Corporation as Sellers, Apergy USA, Inc. as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser.	8-K	10.1	July 5, 2022
10.3	Performance Undertaking, dated June 28, 2022, made by ChampionX Corporation in favor of JPMorgan Chase Bank, N.A..	8-K	10.2	July 5, 2022
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	July 27, 2022