Form 10-Q
period 2022-09-30
ChampionX Corp
filed 2022-10-26
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or
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

The registrant had 199,359,754 shares of common stock, $0.01 par value, outstanding as of October 20, 2022.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue:
Product revenue	$897,156	$711,099	$2,455,377	$1,945,855
Service revenue	101,598	89,349	299,835	251,198
Lease and other revenue	22,807	18,337	64,881	55,792
Total revenue	1,021,561	818,785	2,820,093	2,252,845
Cost of goods and services	825,018	623,162	2,204,052	1,714,885
Gross profit	196,543	195,623	616,041	537,960
Costs and expenses:
Selling, general and administrative expense	153,736	135,089	445,447	430,908
Interest expense, net	11,454	12,849	33,582	40,884
Other expense (income), net	(6,118)	(36,876)	27,483	(36,561)
Income before income taxes	37,471	84,561	109,529	102,729
Provision for income taxes	14,246	25,910	19,235	32,255
Net income	23,225	58,651	90,294	70,474
Net income attributable to noncontrolling interest	157	1,823	3,182	624
Net income attributable to ChampionX	$23,068	$56,828	$87,112	$69,850

Earnings per share attributable to ChampionX:
Basic	$0.11	$0.28	$0.43	$0.35
Diluted	$0.11	$0.27	$0.42	$0.34
Weighted-average shares outstanding:
Basic	201,421	201,852	202,600	201,329
Diluted	206,522	208,545	208,155	208,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$23,225	$58,651	$90,294	$70,474
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(47,067)	(11,737)	(27,463)	(192)
Cash flow hedges	16,310	3,218	11,608	3,354
Defined pension and other post-retirement benefits adjustments, net	68	46	207	6,586
Other comprehensive income	(30,689)	(8,473)	(15,648)	9,748
Comprehensive income	(7,464)	50,178	74,646	80,222
Less: Comprehensive income (loss) attributable to noncontrolling interest	157	1,823	3,182	624
Comprehensive income attributable to ChampionX	$(7,621)	$48,355	$71,464	$79,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$187,472	$251,678
Restricted cash	3,500	3,500
Receivables, net	611,501	584,440
Inventories, net	570,820	542,910
Assets held for sale	33,617	7,217
Prepaid expenses and other current assets	69,920	71,155
Total current assets	1,476,830	1,460,900
Property, plant and equipment, net of accumulated depreciation of $659,094 in 2022 and $618,867 in 2021	722,868	776,813
Goodwill	708,460	702,867
Intangible assets, net	326,156	401,470
Operating lease right-of-use assets	88,736	115,458
Other non-current assets	79,730	77,193
Total assets	$3,402,780	$3,534,701
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,688	$26,850
Accounts payable	499,371	473,561
Accrued compensation and employee benefits	73,607	93,131
Current portion of operating lease liabilities	28,688	36,389
Accrued distributor fees	59,611	25,621
Liabilities held for sale	9,635	—
Accrued expenses and other current liabilities	121,075	146,773
Total current liabilities	796,675	802,325
Long-term debt	644,029	697,657
Deferred income taxes	100,972	137,971
Operating lease liabilities	55,652	73,521
Other long-term liabilities	110,732	68,920
Total liabilities	1,708,060	1,780,394
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 199.3 million shares and 202.9 million shares issued and outstanding in 2022 and 2021, respectively	1,993	2,029
Capital in excess of par value of common stock	2,276,094	2,315,399
Accumulated deficit	(530,128)	(525,158)
Accumulated other comprehensive loss	(37,273)	(21,625)
ChampionX stockholders’ equity	1,710,686	1,770,645
Noncontrolling interest	(15,966)	(16,338)
Total equity	1,694,720	1,754,307
Total liabilities and equity	$3,402,780	$3,534,701

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2021	202,866	$2,029	$2,315,399	$(525,158)	$(21,625)	$(16,338)	$1,754,307
Net income	—	—	—	36,702	—	1,471	38,173
Other comprehensive loss	—	—	—	—	(2,795)	—	(2,795)
Stock-based compensation	290	3	4,725	—	—	—	4,728
Stock options exercised	189	1	1,054	—	—	—	1,055
Taxes withheld on issuance of stock-based awards	—	—	(2,639)	—	—	—	(2,639)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,465)	—	—	(15,465)
Cumulative translation adjustments	—	—	—	—	—	208	208
March 31, 2022	203,345	$2,033	$2,318,539	$(503,921)	$(24,420)	$(14,659)	$1,777,572
Net income	—	—	—	27,342	—	1,554	28,896
Other comprehensive income	—	—	—	—	17,836	—	17,836
Stock-based compensation	64	1	5,070	—	—	—	5,071
Stock options exercised	312	3	2,087	—	—	—	2,090
Taxes withheld on issuance of stock-based awards	—	—	(739)	—	—	—	(739)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,494)	—	—	(15,494)
Repurchase and cancellation of common stock	(790)	(8)	(8,992)	(11,016)	—	—	(20,016)
Cumulative translation adjustments	—	—	—	—	—	8	8
Distributions to noncontrolling interest	—	—	—	—	—	(2,369)	(2,369)
June 30, 2022	202,931	$2,029	$2,315,965	$(503,089)	$(6,584)	$(15,466)	$1,792,855
Net income	—	—	—	23,068		157	23,225
Other comprehensive loss	—	—	—	—	(30,689)	—	(30,689)
Stock-based compensation	20	—	5,009	—	—	—	5,009
Stock options exercised	87	1	563	—	—	—	564
Taxes withheld on issuance of stock-based awards	—	—	(198)	—	—	—	(198)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,315)	—	—	(15,315)
Repurchase and cancellation of common stock	(3,698)	(37)	(45,245)	(34,792)	—	—	(80,074)
Cumulative translation adjustments	—	—	—	—	—	(10)	(10)
Distributions to noncontrolling interest	—	—	—	—	—	(647)	(647)
September 30, 2022	199,340	$1,993	$2,276,094	$(530,128)	$(37,273)	$(15,966)	$1,694,720

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2020	200,380	$2,004	$2,293,179	$(638,457)	$(30,755)	$(13,396)	$1,612,575
Net income (loss)	—	—	—	5,772	—	(1,735)	4,037
Other comprehensive income	—	—	—	—	3,793	—	3,793
Stock-based compensation	64	—	6,442	—	—	—	6,442
Stock options exercised	577	6	3,341	—	—	—	3,347
Taxes withheld on issuance of stock-based awards	—	—	(556)	—	—	—	(556)
Cumulative translation adjustments	—	—	—	—	—	268	268
Distributions to noncontrolling interest	—	—	—	—	—	(800)	(800)
March 31, 2021	201,021	$2,010	$2,302,406	$(632,685)	$(26,962)	$(15,663)	$1,629,106
Net income	—	—	—	7,250	—	536	7,786
Other comprehensive income	—	—	—	—	14,428	—	14,428
Stock-based compensation	101	—	5,914	—	—	—	5,914
Stock options exercised	578	7	3,155	—	—	—	3,162
Taxes withheld on issuance of stock-based awards	—	—	(1,208)	—	—	—	(1,208)
Cumulative translation adjustments	—	—	—	—	—	(231)	(231)
June 30, 2021	201,700	$2,017	$2,310,267	$(625,435)	$(12,534)	$(15,358)	$1,658,957
Net income	—	—	—	56,828	—	1,823	58,651
Other comprehensive loss	—	—	—	—	(8,473)	—	(8,473)
Stock-based compensation	133	—	5,557	—	—	—	5,557
Stock options exercised	74	2	429	—	—	—	431
Taxes withheld on issuance of stock-based awards	—	—	(1,661)	—	—	—	(1,661)
Distributions to noncontrolling interest	—	—	—	—	—	(1,710)	(1,710)
September 30, 2021	201,907	$2,019	$2,314,592	$(568,607)	$(21,007)	$(15,245)	$1,711,752

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$90,294	$70,474
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	177,761	178,805
Loss (gain) on disposal group	16,515	(39,876)
Stock-based compensation	14,808	17,913
Provision for inventory obsolescence and write-downs	21,214	5,259
Loss on debt repurchases	4,043	8,707
Deferred income taxes	(37,505)	(10,844)
(Gain) loss on disposal of fixed assets	(4,428)	4,483
Amortization of deferred loan costs and accretion of discount	2,736	2,689
Employee benefit plan expense	1,848	1,853
Other	(587)	(542)
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	(50,075)	(35,435)
Inventories	(72,298)	(74,641)
Prepaid expenses and other current assets	13,737	2,280
Accounts payable	38,600	130,607
Accrued compensation and employee benefits	(20,601)	18,711
Accrued expenses and other liabilities	32,867	(37,361)
Leased assets	(20,947)	(4,496)
Other	10,285	1,214
Net cash flows provided by operating activities	218,267	239,800

Cash flows from investing activities:
Capital expenditures	(74,752)	(67,027)
Proceeds from sale of fixed assets	16,424	4,891
Proceeds from disposal of business	—	68,807
Acquisitions, net of cash acquired	(3,198)	(9,957)
Other	—	(4,874)
Net cash used for investing activities	(61,526)	(8,160)

Cash flows from financing activities:
Proceeds from long-term debt	995,038	—
Repayment of long-term debt	(1,071,386)	(174,392)
Payment of debt issue costs	(8,008)	—
Repurchases of common stock	(100,090)	—
Dividends paid	(30,480)	—
Proceeds from exercise of stock options	3,709	6,940
Payments related to taxes withheld on stock-based compensation	(3,576)	(3,425)
Distributions to noncontrolling interest	(3,016)	(2,510)
Payment of finance lease obligations	(4,503)	(328)
Other	7,111	—
Net cash used for financing activities	(215,201)	(173,715)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,746)	(1,991)

Net increase (decrease) in cash and cash equivalents and restricted cash	(64,206)	55,934
Cash and cash equivalents and restricted cash at beginning of period	255,178	201,421
Cash and cash equivalents and restricted cash at end of period	$190,972	$257,355
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

New Accounting Standards Issued

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires that a buyer in a supplier finance program disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The ASU does not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently assessing the impact that this ASU will have on our disclosures and will adopt the amendments in this update upon the effective dates.

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

Segment revenue and segment operating profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Segment revenue:
Production Chemical Technologies	$643,604	$487,670	$1,710,987	$1,347,090
Production & Automation Technologies	247,717	204,473	710,465	559,491
Drilling Technologies	60,965	49,415	175,682	121,998
Reservoir Chemical Technologies	35,485	38,192	119,499	101,305
Corporate and other (1)	33,790	39,035	103,460	122,961
Total revenue	$1,021,561	$818,785	$2,820,093	$2,252,845

Segment operating profit (loss):
Production Chemical Technologies	$86,649	$45,696	$143,518	$109,924
Production & Automation Technologies	22,485	14,407	70,845	32,061
Drilling Technologies	14,856	11,146	45,119	21,400
Reservoir Chemical Technologies	(61,711)	37,800	(73,327)	31,979
Total segment operating profit	62,279	109,049	186,155	195,364
Corporate and other (1)	13,354	11,639	43,044	51,751
Interest expense, net	11,454	12,849	33,582	40,884
Income before income taxes	$37,471	$84,561	$109,529	$102,729
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

Revenue disaggregated by geography was as follows:

	Three Months Ended September 30, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$228,007	$192,914	$47,645	$19,756	$19,651	$507,973
Latin America	184,964	4,963	7	3,283	758	193,975
Middle East & Africa	77,162	15,567	1,562	8,314	1,358	103,963
Canada	75,334	18,922	4,614	334	49	99,253
Europe	50,206	2,776	5,774	1,102	3,584	63,442
Asia-Pacific	8,851	1,528	1,363	767	8,390	20,899
Australia	5,518	10,803	—	30	—	16,351
Other	13,562	244	—	1,899	—	15,705
Total revenue	$643,604	$247,717	$60,965	$35,485	$33,790	$1,021,561

	Three Months Ended September 30, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$163,184	$158,534	$37,716	$26,332	$26,890	$412,656
Latin America	110,592	4,752	—	3,410	1,048	119,802
Middle East & Africa	66,584	14,243	1,582	4,958	1,467	88,834
Canada	68,907	14,922	3,697	662	43	88,231
Europe	47,891	731	4,459	930	3,529	57,540
Asia-Pacific	11,703	1,853	1,945	1,113	6,058	22,672
Australia	8,693	9,393	—	28	—	18,114
Other	10,116	45	16	759	—	10,936
Total revenue	$487,670	$204,473	$49,415	$38,192	$39,035	$818,785

	Nine Months Ended September 30, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$624,370	$548,698	$140,312	$76,015	$61,544	$1,450,939
Latin America	409,109	16,324	7	10,094	2,388	437,922
Middle East & Africa	227,234	51,340	4,471	21,596	1,959	306,600
Canada	223,714	55,858	11,032	1,445	112	292,161
Europe	145,116	8,505	14,640	2,973	10,352	181,586
Asia-Pacific	26,852	3,983	5,180	2,721	27,105	65,841
Australia	16,321	25,386	15	229	—	41,951
Other	38,271	371	25	4,426	—	43,093
Total revenue	$1,710,987	$710,465	$175,682	$119,499	$103,460	$2,820,093

	Nine Months Ended September 30, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$469,900	$426,246	$93,515	$61,530	$83,132	$1,134,323
Latin America	275,597	13,924	—	10,016	3,740	303,277
Middle East & Africa	191,167	38,346	3,744	17,554	8,534	259,345
Canada	193,838	42,204	9,510	1,768	325	247,645
Europe	131,545	4,504	9,236	3,420	9,476	158,181
Asia-Pacific	32,757	6,059	4,351	3,626	17,754	64,547
Australia	21,082	28,151	130	112	—	49,475
Other	31,204	57	1,512	3,279	—	36,052
Total revenue	$1,347,090	$559,491	$121,998	$101,305	$122,961	$2,252,845
______________________
(1)    Revenues associated with sales under the Cross Supply and Product Transfer Agreement with Ecolab are included within Corporate and other.

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Contract assets	$—	$—
Contract liabilities - current	$13,660	$15,246

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	September 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$581,504	$395,810	$185,694	$593,242	$365,773	$227,469
Unpatented technologies	142,845	51,624	91,221	142,540	37,264	105,276
Favorable supply agreements	57,000	44,290	12,710	59,000	30,546	28,454
Trademarks	59,852	35,095	24,757	59,873	32,270	27,603
Patents	38,025	31,100	6,925	38,735	31,080	7,655
Other	5,242	5,193	49	5,390	5,177	213
	884,468	563,112	321,356	898,780	502,110	396,670
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$889,268	$563,112	$326,156	$903,580	$502,110	$401,470

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2021	$356,638	$205,467	$101,136	$39,626	$702,867
Acquisition (1)	—	6,345	—	—	6,345
Allocated to disposal group (2)	(3,271)	—	—	—	(3,271)
Foreign currency translation	3,192	(665)	—	(8)	2,519
September 30, 2022	$356,559	$211,147	$101,136	$39,618	$708,460
_______________________
(1) See Note 11—Acquisitions and Divestitures for additional information related to the acquisition of LSI completed during the first quarter of 2022.
(2) See Note 11—Acquisitions and Divestitures for additional information on the reclassification of assets and liabilities held for sale as part of the planned divestiture of our operations in Russia.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

NOTE 5—DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
2022 Revolving Credit Facility	$45,000	$—
2018 Term Loan Facility	—	140,000
2020 Term Loan Facility	—	496,725
2022 Term Loan Facility	625,000	—
6.375% Senior Notes due 2026	—	92,041
Total	670,000	728,766
Net unamortized discounts and issuance costs	(21,283)	(4,259)
Total long-term debt	648,717	724,507
Current portion of long-term debt (1)	(4,688)	(26,850)
Long-term debt, less current portion	$644,029	$697,657
_______________________
(1) Represents the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of September 30, 2022 and 2020 Term Loan Facility as of December 31, 2021.

On May 9, 2018, we entered into a credit agreement (“Credit Agreement”) governing the terms of, among other things, a 7-year senior secured term loan B facility that had an initial commitment of $415 million (the “2018 Term Loan Facility”), and on June 3, 2020, ChampionX Holding Inc. entered into a term loan facility for $537.0 million (the “2020 Term Loan Facility”).

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the Credit Agreement. The Restated Credit Agreement provides for (i) a $625 million 7-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700 million, of which $100 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022, with the aggregate proceeds used to repay outstanding amounts under our Credit Agreement, repay and terminate our 2020 Term Loan Facility, and to redeem all outstanding 6.375% Senior Notes due 2026 (the “Notes”). Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. The initial amount drawn on the 2022 Revolving Credit Facility has been repaid. As of September 30, 2022, we had $45.0 million outstanding on the 2022 Revolving Credit Facility.

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which begins on December 30, 2022. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of September 30, 2022.

At the Company’s election, outstanding borrowings under the Senior Secured Credit Facility will accrue interest at a per annum rate of (i) an adjusted SOFR rate plus the applicable spread or (ii) a base rate plus the applicable spread. On June 29, 2022, the Company executed a five-year amortizing floating-to-fixed interest rate swap to hedge our exposure to increases in variable interest rates on the 2022 Term Loan Facility. This interest rate swap agreement is based on a $300 million notional amount for the first three years, reducing to $150 million for years four and five. See Note 13—Derivatives and Hedging Transactions for additional information on interest rate swaps.

In connection with the Restated Credit Agreement, as noted above, we completed the redemption of all of the remaining Notes at 103.188% of the principal amount thereof. We redeemed $92.0 million in aggregate principal amount of the Notes for $95.6 million in cash, including $0.6 million in accrued interest. In connection with these redemptions, we recognized a net loss of approximately $3.9 million for the nine months ended September 30, 2022, inclusive of the write off of the remaining unamortized debt financing costs related to the Notes, which is included in other expense, net in our condensed consolidated statements of income (loss).

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

As of September 30, 2022 and December 31, 2021, we had $73.0 million and $80.2 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 11 locations, the majority of which are in the United States (“U.S.”), and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of September 30, 2022 and December 31, 2021, environmental liability accruals related to these locations were $6.1 million and $6.8 million, respectively.

Prior to the separation from Dover in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma (“Norris”). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of September 30, 2022.

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after an explosion and fire, resulting in a massive oil spill. Certain entities that are now subsidiaries of ChampionX as a result of the Merger (collectively the “COREXIT Defendants”) supplied COREXIT™ 9500, an oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule, which was used in the response to the spill. In connection with the provision of COREXIT™ 9500, the COREXIT Defendants were named in several lawsuits. Cases arising out of the Deepwater Horizon accident were administratively transferred and consolidated for pre-trial purposes under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 in the United States District Court in the Eastern District of Louisiana (E.D. La.) (“MDL 2179”). Claims related to the response to the oil spill were consolidated in a master complaint captioned the “B3 Master Complaint.” In 2011, Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) named the COREXIT Defendants and other unaffiliated companies as first party defendants (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against the COREXIT Defendants and other unaffiliated cross defendants. In April and June 2011, in support of its defense of the claims against it, the COREXIT Defendants filed counterclaims against the Cross Claimants. On May 18, 2012, the COREXIT Defendants filed a motion for summary judgment as to the claims in the B3 Master Complaint. On November 28, 2012, the Court granted the COREXIT Defendants’ motion and dismissed with prejudice the claims in the B3 Master Complaint asserted against the COREXIT Defendants. There currently remain two “B3” cases that had asserted claims against the COREXIT Defendants and that remain pending against other defendants. Because the Court’s decision was not a “final judgment” for purposes of appeal with respect to those claims, under Federal Rule of Appellate Procedure 4(a), plaintiffs will have 30 days after entry of final judgment in each case to appeal the Court’s summary judgment decision.

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

NOTE 7—RESTRUCTURING AND OTHER RELATED CHARGES

We approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions during the current and prior periods. During the second quarter of 2022, the restructuring plans included the exit of one of our product lines within the Reservoir Chemical Technologies segment. The exit of this product line was completed during the third quarter of 2022 and as such, we recognized additional restructuring charges primarily related to certain contract termination costs as well as the exit of facilities. Liabilities for these contract termination costs are recognized and measured at fair value in the period in which we cease using the rights conveyed by the existing contracts. The liability will be paid out over the remaining term of the contracts, ranging from approximately 1 – 8 years.

We recognized charges of $69.8 million and $84.9 million during the three and nine months ended September 30, 2022, respectively, consisting primarily of contract termination costs, employee severance and related benefits, disposals of equipment and warehouse closures, partially offset by gains realized on the sale of facilities. During the three and nine months ended September 30, 2021, we recorded restructuring and other charges of $2.1 million and $10.1 million, respectively.

The following table presents the restructuring and other related charges by segment as classified in our condensed consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Segment restructuring charges (income):
Production Chemical Technologies	$(335)	$1,031	$11,637	$4,822
Production & Automation Technologies	4,282	947	260	4,903
Drilling Technologies	—	—	—	—
Reservoir Chemical Technologies	63,458	65	69,559	307
Corporate and other	2,350	44	3,403	86
Total	$69,755	$2,087	$84,859	$10,118

Statements of Income classification:
Cost of goods and services	$66,488	$802	$67,496	$4,708
Selling, general and administrative expense	3,267	1,285	17,363	5,410
Total	$69,755	$2,087	$84,859	$10,118

Our liability balance for restructuring and other related charges at September 30, 2022 reflects contract termination costs, employee severance and related benefits initiated during the period. Additional programs may be initiated during the remainder of 2022 with related restructuring charges.

The following table details our restructuring accrual activities during the nine months ended September 30, 2022:

(in thousands)	Restructuring Accrual Balance
December 31, 2021	$3,743
Restructuring charges	84,859
Asset sales	(13,235)
Payments	(13,771)
Other, including foreign currency translation	(66)
September 30, 2022	$61,530

NOTE 8—EQUITY AND CASH INCENTIVE PROGRAMS

Stock-based compensation expense is reported within selling, general and administrative expense in the condensed consolidated statements of income. Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock-based compensation expense	$5,009	$5,557	$14,808	$17,913
Tax benefit	(1,052)	(1,167)	(3,110)	(3,762)
Stock-based compensation expense, net of tax	$3,957	$4,390	$11,698	$14,151

A summary of activity relating to our share-based awards for the nine months ended September 30, 2022 was as follows:

(in shares)	Stock-Settled Appreciation Rights	Performance Share Awards	Restricted Stock Units	Non-Qualified Stock Options
Outstanding at January 1, 2022	393,523	505,509	2,342,107	5,488,653
Granted	—	347,920	945,616	—
Forfeited / expired	(1,758)	(6,022)	(226,671)	(2,859)
Exercised / vested	—	(72,410)	(466,898)	(586,064)
Outstanding at September 30, 2022	391,765	774,997	2,594,154	4,899,730
NOTE 9—STOCKHOLDERS' EQUITY

Dividends

On February 4, 2022, our Board of Directors (“Board”) approved a plan to initiate a regular quarterly cash dividend of $0.075 per share of the Company’s common stock. Our third quarter cash dividend of $0.075 per share was declared on August 11, 2022, and is payable on October 28, 2022 to stockholders of record on October 7, 2022. As a result, we recorded a dividend payable of $15.8 million on our condensed consolidated balance sheet as of September 30, 2022. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. On October 24, 2022, our Board increased the authorization under this program to $750 million. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During the three months ended September 30, 2022, we repurchased and cancelled 3,698,106 shares of common stock at a volume-weighted average price of $21.63 per share for a total of $80.1 million, including commissions. During the nine months ended September 30, 2022, we repurchased and cancelled 4,487,622 shares of common stock at a volume-weighted average price of $22.28 per share for a total of $100.1 million, including commissions.

Accumulated other comprehensive loss

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2021	$(19,430)	$(3,476)	$1,281	$(21,625)
Other comprehensive loss before reclassifications, net of tax	(1,565)	—	(1,299)	(2,864)
Reclassification adjustment for net losses included in net income, net of tax	—	69	—	69
Other comprehensive loss, net of tax	(1,565)	69	(1,299)	(2,795)
March 31, 2022	$(20,995)	$(3,407)	$(18)	$(24,420)
Other comprehensive income before reclassifications, net of tax	21,169	—	(3,403)	17,766
Reclassification adjustment for net losses included in net income, net of tax	—	70	—	70
Other comprehensive income, net of tax	21,169	70	(3,403)	17,836
June 30, 2022	$174	$(3,337)	$(3,421)	$(6,584)
Other comprehensive income before reclassifications, net of tax	$(47,067)	$—	$16,310	$(30,757)
Reclassification adjustment for net losses included in net income, net of tax	$—	$68	$—	$68
Other comprehensive income, net of tax	(47,067)	68	16,310	(30,689)
September 30, 2022	$(46,893)	$(3,269)	$12,889	$(37,273)

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Loss
December 31, 2020	$(14,965)	$(13,470)	$(2,320)	$(30,755)
Other comprehensive income before reclassifications, net of tax	3,213	—	413	3,626
Reclassification adjustment for net losses included in net income, net of tax	—	167	—	167
Other comprehensive income, net of tax	3,213	167	413	3,793
March 31, 2021	$(11,752)	$(13,303)	$(1,907)	$(26,962)
Other comprehensive income (loss) before reclassifications, net of tax	8,332	—	(277)	8,055
Reclassification adjustment for net losses included in net income, net of tax	—	6,373	—	6,373
Other comprehensive income (loss), net of tax	8,332	6,373	(277)	14,428
June 30, 2021	$(3,420)	$(6,930)	$(2,184)	$(12,534)
Other comprehensive income (loss) before reclassifications, net of tax	(11,737)	—	3,218	(8,519)
Reclassification adjustment for net losses included in net income, net of tax	—	46	—	46
Other comprehensive income (loss), net of tax	(11,737)	46	3,218	(8,473)
September 30, 2021	$(15,157)	$(6,884)	$1,034	$(21,007)

Reclassifications from accumulated other comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income (loss) related to defined pension and other post-retirement benefits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items on the condensed consolidated statements of income (loss)
(in thousands)	2022	2021	2022	2021
Pensions and other post-retirement benefits:
Amortization of actuarial loss and other	$68	$46	$207	$6,586	Other expense (income), net
Total before tax	68	46	207	6,586	Income before income taxes
Tax benefit	—	—	—	—	Provision for income taxes
Net of tax	$68	$46	$207	$6,586	Net income

NOTE 10—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income attributable to ChampionX	$23,068	$56,828	$87,112	$69,850

Weighted-average number of shares outstanding	201,421	201,852	202,600	201,329
Dilutive effect of stock-based compensation	5,101	6,693	5,555	6,844
Total shares and dilutive securities	206,522	208,545	208,155	208,173

Earnings per share attributable to ChampionX:
Basic	$0.11	$0.28	$0.43	$0.35
Diluted	$0.11	$0.27	$0.42	$0.34

For all periods presented, the computation of diluted earnings per share excludes awards with an anti-dilutive impact. For the three and nine months ended September 30, 2022, the diluted shares include the dilutive impact of equity awards except for approximately 0.4 million and 0.4 million shares, respectively, that were excluded because their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2021, the diluted shares include the dilutive impact of equity awards except for approximately 0.5 million and 0.6 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

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

Divestitures

Given the continued economic pressure and sanctions imposed by the United States, European Union, and United Kingdom, we initiated a plan to dispose of our operations in Russia (the “CT Russia Business”), which is included in our Production Chemical Technologies segment. As a result, the CT Russia Business met the criteria to be classified as held for sale as of June 30, 2022, which required us to present the related assets and liabilities as separate line items in our condensed consolidated balance sheet. We recorded an initial charge of $22.9 million during the second quarter of 2022, in order to properly reflect the carrying value of the disposal group at the lower of its carrying value or fair value less any costs to sell.

We assess the fair value of a long-lived asset or disposal group (less any costs to sell) each reporting period that it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. During the three months ended September 30, 2022, we recognized a gain of $6.4 million to adjust the carrying value of the disposal group. Upon the ultimate disposition, we will recognize the cumulative translation adjustment balance associated with the CT Russia Business in our condensed consolidated statement of income as part of the gain or loss on the sale.

The following table presents information related to the major classes of assets and liabilities of the CT Russia Business that were held for sale in our condensed consolidated balance sheet:

(in thousands)
Receivables	$8,330
Inventory	6,638
Prepaid expenses and other current assets	3,078
Property, plant, and equipment	4,721
Goodwill	3,271
Intangible assets	6,927
Operating lease right-of-use assets	2,001
Loss on disposal group	(16,515)
Total assets held for sale	$18,451
Accounts payable	$2,168
Other current liabilities	3,933
Other noncurrent liabilities	3,257
Total liabilities held for sale	$9,358

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
Level 3- Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
(in thousands)	Measurement Level	September 30, 2022	December 31, 2021
Assets
Foreign currency forward contracts	Level 2	$17,074	$4,081
Interest rate swaps	Level 2	8,885	—
Total		$25,959	$4,081

Liabilities
Foreign currency forward contracts	Level 2	$11,989	$3,773
Interest rate swaps	Level 2	133	—
Total		$12,122	$3,773

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

The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$45,000	$45,000	$—	$—
2018 Term Loan Facility	$—	$—	$140,000	$138,950
2020 Term Loan Facility	$—	$—	$496,725	$502,313
2022 Term Loan Facility	$625,000	$609,375	$—	$—
6.375% Senior Notes due 2026	$—	$—	$92,041	$95,805
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

	Derivative Assets		Derivative Liabilities
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Prepaid expenses and other current assets	$20,027	$4,081	$—	$—
Other non-current assets	5,932	—	—	—
Accrued expenses and other current liabilities	—	—	12,122	3,773
Other long-term liabilities	—	—	—	—
	$25,959	$4,081	$12,122	$3,773

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	September 30, 2022	December 31, 2021
Notional value of foreign currency forward contracts and interest rate swaps	$953,246	$704,190

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

Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Any unrealized gain or loss at the time of settlement will be reclassified to interest expense, where we record the interest expense on the associated debt.

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

Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Loss (gain) reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$(837)	$1,447	$(884)	$3,219
Interest expense	585	—	585	—
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	1,167	955	6,578	2,417
Total loss of derivative instruments	$915	$2,402	$6,279	$5,636

NOTE 14—INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$148,119	$186,516
Work in progress	20,363	13,615
Finished goods	523,042	421,702
	691,524	621,833
Inventory reserve	(26,927)	(24,646)
LIFO adjustments (1)	(93,777)	(54,277)
Inventories, net	$570,820	$542,910
_______________________
(1) Represents the amount by which the current cost of LIFO inventories exceeded their carrying value.

NOTE 15—ACCOUNTS RECEIVABLE FACILITY

On June 28, 2022, we entered into an uncommitted accounts receivable purchase agreement (the “Accounts Receivable Facility”) with JPMorgan Chase Bank, N.A. as the purchaser. Transfers under the Accounts Receivable Facility are accounted for as sales of receivables, resulting in the receivables being derecognized from our consolidated balance sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign or transfer (including as a participation interest) any of its rights under the purchased receivables to another bank or financial institution.

The amount available for sale under the Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the Accounts Receivable Facility at any time.

Accounts receivable sold were $101.2 million for the three and nine months ended September 30, 2022. The accounts receivable sold that remained outstanding as of September 30, 2022 was $60.0 million. During these periods, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivable sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $0.7 million for the three and nine months ended September 30, 2022.

NOTE 16—CASH FLOW INFORMATION

Leased Asset Program

Our electrical submersible pumping (“ESP”) leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the nine months ended September 30, 2022 and September 30, 2021, we transferred $32.1 million and $33.9 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

EXECUTIVE OVERVIEW AND BUSINESS OUTLOOK

We are a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently, and sustainably around the world. Our expertise, innovative products, and digital technologies provide enhanced oil and gas production, transportation, and real-time emissions monitoring throughout the lifecycle of a well. Our business is organized into four reportable segments: Production Chemical Technologies, Production & Automation Technologies, Drilling Technologies, and Reservoir Chemical Technologies. We refer to the Production Chemical Technologies segment and Reservoir Chemical Technologies segment together as the Chemical Technologies business.

Recent Events

Russia’s invasion of Ukraine and the related sanctions imposed present economic risk to companies that engage in business within, or have economic ties to, Russia. Our Russia operations (the “CT Russia Business”) are fully contained within the country and include a manufacturing plant and related inventory, service operations, an established customer base and local employees, and has the ability to operate as a standalone business under the brand, Master Chemicals. The revenues, net income and total assets of the CT Russia Business represent less than 2% of our consolidated results of operations. Given the continued economic pressure and sanctions imposed by the United States, European Union and United Kingdom, during the second quarter of 2022, we initiated a plan to dispose of the CT Russia Business. As a result, the CT Russia Business met the criteria to be reported as held for sale and, therefore, was reflected in our condensed consolidated balance sheet as of June 30, 2022 at the lower of its carrying value or its fair value less costs to sell (“estimated selling price”). We recorded an initial charge of $22.9 million during the second quarter of 2022, representing the amount by which the carrying amount exceeded the estimated selling price. During the three months ended September 30, 2022, we recognized a gain of $6.4 million to adjust the carrying value of the disposal group. Upon the ultimate disposition, we will recognize the accumulated cumulative translation adjustment balance associated with the CT Russia Business in our condensed consolidated statement of income as part of the gain or loss on the sale.

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the Credit Agreement dated as of May 9, 2018 (the “Credit Agreement”). The Restated Credit Agreement provides for (i) a $625 million 7-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700 million, of which $100 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022, with the aggregate proceeds used to repay outstanding amounts under our Credit Agreement, repay and terminate the term loan facility we entered into on June 3, 2020, and to redeem all outstanding 6.375% Senior Notes due 2026. Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which begins on December 30, 2022.

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

Market Conditions and Outlook

Oil prices steadily increased throughout 2021 and into the first half of 2022, reaching a 13-year high, due in part to the global economy reopening following the COVID-19 pandemic and supply side constraints. However, during the third quarter of 2022, oil prices softened due partly in response to slowing global economic growth. At the beginning of October 2022, oil prices began to increase due to the production cuts by OPEC+. Future oil prices remain uncertain due to rising macroeconomic uncertainty and geopolitical tensions, including the Russian invasion of Ukraine, which began in February 2022 and has put upward pressure on oil prices.

Although oil production is still below pre-pandemic levels as many publicly traded oil and gas companies continue to focus on capital return to shareholders rather than increasing output, we have seen a steady increase in U.S. oil and gas rig counts and some uptick in international activity. However, we have also experienced supply chain disruptions, due at least in part to the aftermath of the COVID-19 pandemic worldwide, the invasion of Ukraine, and logistic challenges globally. The U.S. inflation rate is the highest experienced in four decades, primarily as a result of supply chain constraints and partially attributed to the rising oil and natural gas prices, which is a major economic input. The global economy reopening has also contributed to general inflationary pressures. We continue to work diligently to deliver price increases to offset the impact of raw material, labor and logistics-related inflation that we have experienced in our businesses. We expect to continue to face inflationary pressure throughout the remainder of 2022 and the beginning of 2023.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	September 30,	June 30,	Variance
(in thousands)	2022	2022	$
Revenue	$1,021,561	$932,572	$88,989
Cost of goods and services	825,018	720,684	104,334
Gross profit	196,543	211,888	(15,345)
Selling, general and administrative expense	153,736	141,351	12,385
Interest expense, net	11,454	10,765	689
Other (income) expense, net	(6,118)	32,281	(38,399)
Income before income taxes	37,471	27,491	9,980
Provision for (benefit from) income taxes	14,246	(1,405)	15,651
Net income	23,225	28,896	(5,671)
Net income attributable to noncontrolling interest	157	1,554	(1,397)
Net income attributable to ChampionX	$23,068	$27,342	$(4,274)

Revenue. Revenue increased $89.0 million, or 10%, sequentially, primarily due to an increase in our Production Chemical Technologies segment as we benefited from improved global pricing to offset raw material inflation as well as increased volumes. We also experienced growth in our Production & Automation Technologies and Drilling Technologies segments resulting from incremental volumes and pricing, which was offset by a decline in our Reservoir Chemical Technologies segment as we exited certain product lines.

Gross profit. Gross profit decreased $15.3 million, or 7%. Although gross profit was positively impacted by the increase in volume and pricing noted above, this was more than offset by restructuring charges associated with the exit of certain product lines within our Reservoir Chemical Technologies segment and to a lesser extent the impact of inflation on our raw materials and logistic costs.

Selling, general and administrative expense. Selling, general and administrative expense increased $12.4 million, or 9%, sequentially primarily due to an increase in labor costs and employee incentives as activity levels have increased.

Other (income) expense, net. Other (income) expense, net decreased $38.4 million, primarily due to a $22.9 million charge in connection with reclassifying our CT Russia Business to held for sale recognized during the three months ended June 30, 2022 coupled with a $6.4 million gain during the three months ended September 30, 2022 as we remeasured the disposal group to fair value.

Provision for income taxes. Our provision for income taxes reflected effective tax rate (“ETR”) of 38.0% and (5.1)% for the three months ended September 30, 2022 and June 30, 2022, respectively. The increase to the ETR for the period ending September 30, 2022 was primarily driven by an increased annualized ETR due to forecast earnings shift between jurisdictions and a decrease in the discrete benefit recorded in the second quarter of 2022 on our CT Russia Business. The period ending June 30, 2022 was impacted by the release of a valuation allowance on our operations in Angola and favorable discrete items, including a charge incurred on our CT Russia Business upon classifying as held for sale and adjustments relating to prior period tax return filings.

	Nine Months Ended
	September 30,		Variance
(in thousands)	2022	2021	$
Revenue	$2,820,093	$2,252,845	$567,248
Cost of goods and services	2,204,052	1,714,885	489,167
Gross profit	616,041	537,960	78,081
Selling, general and administrative expense	445,447	430,908	14,539
Interest expense, net	33,582	40,884	(7,302)
Other (income) expense, net	27,483	(36,561)	64,044
Income before income taxes	109,529	102,729	6,800
Provision for income taxes	19,235	32,255	(13,020)
Net income	90,294	70,474	19,820
Net income attributable to noncontrolling interest	3,182	624	2,558
Net income attributable to ChampionX	$87,112	$69,850	17,262

Revenue. Revenue increased $567.2 million, or 25%, for the nine months ended September 30, 2022 compared to prior year across all operating segments driven by higher volumes in North America and internationally as the global economy has generally rebounded from the COVID-19 pandemic and rig counts and customer activity has increased. This was further supplemented by the realization of price increases initiated to offset raw material and logistic costs inflation.

Gross profit. Gross profit increased $78.1 million, or 15%, for the nine months ended September 30, 2022 compared to prior year, mainly due to the incremental volumes and pricing noted above partially offset by incremental restructuring charges as we exit certain product lines in our Reservoir Chemical Technologies segment.

Selling, general and administrative expense. Selling, general and administrative expense increased $14.5 million, or 3%, for the nine months ended September 30, 2022 compared to prior year, primarily due to an increase in labor costs and employee incentives as activity levels have increased.

Interest expense, net. Interest expense, net decreased $7.3 million, or 18%, for the nine months ended September 30, 2022 compared to prior year primarily due to the redemption of our 6.375% Senior Notes due 2026 in June 2022.

Other (income) expense, net. Other (income) expense, net increased $64.0 million, primarily due to a charge of $22.9 million in connection with reclassifying our CT Russia Business to held for sale during the second quarter of 2022 coupled with a $6.4 million gain during the current period as we remeasured the disposal group to fair value.

Provision for (benefit from) income taxes. The ETR for the first nine months of 2022 and 2021 were 17.6% and 31.4%, respectively. The ETR for the first six months of 2022 was positively impacted by the release of the valuation allowance on our operations in Angola, a charge incurred on the CT Russia Business upon classifying to held for sale, and the recognition of adjustments in several foreign jurisdictions relating to income tax return filings that had a positive impact on the rate. The ETR for the first nine months of 2021 was negatively affected primarily due to the impact of withholding taxes.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	September 30,	June 30,	Variance
(in thousands)	2022	2022	$
Segment revenue:
Production Chemical Technologies	$643,604	$552,411	$91,193
Production & Automation Technologies	247,717	242,399	5,318
Drilling Technologies	60,965	57,858	3,107
Reservoir Chemical Technologies	35,485	44,114	(8,629)
Corporate and other	33,790	35,790	(2,000)
Total revenue	$1,021,561	$932,572	$88,989

Segment operating profit (loss):
Production Chemical Technologies	$86,649	$25,606	$61,043
Production & Automation Technologies	22,485	23,650	(1,165)
Drilling Technologies	14,856	15,043	(187)
Reservoir Chemical Technologies	(61,711)	(8,147)	(53,564)
Total segment operating profit	62,279	56,152	6,127
Corporate expense and other	13,354	17,896	(4,542)
Interest expense, net	11,454	10,765	689
Income before income taxes	$37,471	$27,491	$9,980

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue increased $91.2 million, or 17%, sequentially, mainly due to increased global pricing, which was implemented to help offset the increase in costs for raw materials and other inflationary factors, and to a lesser extent higher volumes both in the U.S. and internationally.

Operating profit. Production Chemical Technologies operating profit increased $61.0 million in the third quarter of 2022 compared to the prior quarter primarily due to the incremental revenue noted above, which was partially offset by raw materials pressures. Additionally, the sequential results were impacted by the entries to adjust the carrying value of the CT Russia Business to its estimated fair value. During the three months ended June 30, 2022, we recognized a $22.9 million charge as we classified that business as held for sale during the period and during the three months ended September 30, 2022, we recognized a gain of $6.4 million to adjust the carrying value of the disposal group.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue increased $5.3 million, or 2%, as compared to the prior quarter, primarily due to price increases to mitigate raw material inflation.

Operating profit. Production & Automation Technologies operating profit decreased $1.2 million, or 5%, in the third quarter of 2022 compared to the prior quarter due to increased global pricing and higher sales volume noted above, partially offset by the impact of material cost inflation and supply chain disruptions. Also impacting this segment were $4.3 million of restructuring charges in the third quarter.

Drilling Technologies

Revenue. Drilling Technologies revenue increased $3.1 million, or 5%, in the third quarter of 2022 compared to the prior quarter primarily due to volume as the worldwide rig count increased.

Operating profit. Drilling Technologies operating profit decreased $0.2 million in the third quarter of 2022 compared to the prior quarter primarily due to product mix and costs associated with servicing customers.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue decreased $8.6 million, or 20%, in the third quarter of 2022 compared to the prior quarter primarily due to the exit of our friction reducer product line.

Operating profit. Reservoir Chemical Technologies operating profit decreased $53.6 million in the third quarter of 2022 compared to the prior quarter. Operating profit was impacted by $63.5 million in restructuring charges incurred during the third quarter of 2022 as we exited certain product lines to improve the overall profitability of this business.

	Nine Months Ended September 30,		Variance
(in thousands)	2022	2021	$
Segment revenue:
Production Chemical Technologies	$1,710,987	$1,347,090	$363,897
Production & Automation Technologies	710,465	559,491	150,974
Drilling Technologies	175,682	121,998	53,684
Reservoir Chemical Technologies	119,499	101,305	18,194
Corporate	103,460	122,961	(19,501)
Total revenue	$2,820,093	$2,252,845	$567,248

Segment operating profit (loss):
Production Chemical Technologies	$143,518	$109,924	$33,594
Production & Automation Technologies	70,845	32,061	38,784
Drilling Technologies	45,119	21,400	23,719
Reservoir Chemical Technologies	(73,327)	31,979	(105,306)
Total segment operating profit	186,155	195,364	(9,209)
Corporate expense and other	43,044	51,751	(8,707)
Interest expense, net	33,582	40,884	(7,302)
Income before income taxes	$109,529	$102,729	$6,800

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue increased $363.9 million, or 27%, as compared to the prior year, mainly due to higher volumes in our international operations, market share expansion and price increases to offset inflation. Additionally, increased global pricing was implemented to help partially offset the increase in costs for raw materials and other inflationary factors.

Operating profit. Operating profit increased $33.6 million compared to the prior year. Although this segment benefited from the higher revenue noted above, the increase was partially offset by a charge of $16.5 million related to the CT Russia Business, and $11.6 million in restructuring charges and the impact of raw materials inflation.

Production & Automation Technologies

Revenue. Revenue increased $151.0 million, or 27%, as compared to the prior year, primarily due to an increase in customer spending as a result of improving market conditions. The increase in customer spending led to higher volumes across our product offerings in North America. The segment also benefited from the implementation of price increases to offset inflationary pressures in raw material and logistic costs.

Operating profit. Operating profit increased $38.8 million compared to the prior year primarily due to higher sales volumes and price as noted above. However, our results were negatively impacted by further material cost inflation and supply chain disruptions.

Drilling Technologies

Revenue. Revenue increased $53.7 million, or 44%, compared to the prior year primarily due to an increase in U.S. land-based rig count and associated increase in customer spending on drilling activities, which positively impacted sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Operating profit increased $23.7 million compared to the prior year as a result of increased revenue.

Reservoir Chemical Technologies

Revenue. Revenue increased $18.2 million, or 18%, compared to the prior year primarily due to an increase in U.S. rig count and the realization of price increases initiated to offset material cost inflation, which more than offset the decline internationally and the impact of the exit of our friction reducer product line.

Operating profit. Operating profit decreased $105.3 million compared to the prior year, mainly driven by approximately $69.6 million in restructuring charges incurred during 2022 due to the exit of certain product lines to improve the overall profitability of this business and a $39.9 million gain recognized in 2021 on the sale of our chemical manufacturing plant in Corsicana.

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

At September 30, 2022, we had cash and cash equivalents of $187.5 million compared to $251.7 million at December 31, 2021, primarily for working capital and operational purposes. At September 30, 2022, we had total liquidity of $810.6 million, comprised of $187.5 million of cash and $623.1 million of available capacity on the 2022 Revolving Credit Facility, which expires in June 2027.

At September 30, 2022, we had a long-term debt balance of $644.0 million, net of the current portion of long-term debt of $4.7 million, primarily consisting of the 2022 Term Loan Facility with a principal amount of $625.0 million and an outstanding balance on the 2022 Revolving Credit Facility of $45.0 million.

Outlook

We expect to generate cash from operations to support business requirements and, if necessary, through the use of the 2022 Revolving Credit Facility. Volatility in credit, equity and commodity markets can create uncertainty for our businesses. However, the Company believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short- and long-term needs with a combination of cash on hand, cash generated from operations, the 2022 Revolving Credit Facility and access to capital markets.

On February 4, 2022, our Board of Directors (“Board”) approved a plan to initiate a regular quarterly cash dividend of $0.075 per share of the Company’s common stock. Our third quarter cash dividend of $0.075 per share was declared on August 11, 2022, and will be paid on October 28, 2022. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a new $250 million share repurchase program (“2022 Share Repurchase Program”). On October 24, 2022, our Board increased the authorization under this program to $750 million. Under the 2022 Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. As of September 30, 2022, we have repurchased 4,487,622 shares of common stock at a volume-weighted average price of $22.28 per share for a total of $100.1 million. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

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

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash provided by operating activities	$218,267	$239,800
Cash used in investing activities	(61,526)	(8,160)
Cash used in financing activities	(215,201)	(173,715)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,746)	(1,991)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(64,206)	$55,934

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2022 decreased $21.5 million compared to 2021. The decrease in cash provided by operating activities was primarily driven by the use of cash for working capital items. Changes in working capital items used cash of $68.4 million during the nine months ended September 30, 2022 compared to cash generated of $0.9 million during 2021. The change in working capital items primarily related to cash outflows for inventory procurement and an increase in accounts receivable as a result of revenue growth during the period.

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

Investing Activities

Cash used in investing activities was $61.5 million for the nine months ended September 30, 2022, and was primarily comprised of capital expenditures of $74.8 million and acquisitions, net of cash acquired, of $3.2 million, partially offset by $16.4 million of cash proceeds from the sale of fixed assets primarily due to the sale of facilities within our Production & Automation Technologies segment.

Cash used in investing activities was $8.2 million for the nine months ended September 30, 2021, and was primarily comprised of capital expenditures of $67.0 million, acquisitions, net of cash acquired, of $10.0 million, and purchase of investments of $4.9 million. This was partially offset by $68.8 million of cash proceeds from the sale of our manufacturing plant in Corsicana and $4.9 million of cash proceeds from the sale of fixed assets.

Financing Activities

Cash used in financing activities of $215.2 million for the nine months ended September 30, 2022 was primarily the result of net repayments totaling $76.3 million on long-term debt as part of our refinancing, repurchases of our common stock of $100.1 million, dividends paid of $30.5 million, payment of debt issuance cost of $8.0 million, payments of finance lease obligations of $4.5 million, payments related to taxes withheld on stock-based compensation of $3.6 million, and distributions to non-

controlling interests of $3.0 million. This was partially offset by $3.7 million in cash proceeds from the exercise of stock options.

Cash used in financing activities of $173.7 million for the nine months ended September 30, 2021 was primarily the result of repayments totaling $174.4 million on long-term debt, payments related to taxes withheld on stock-based compensation of $3.4 million, a distribution of $2.5 million to one of our non-controlling interests, and payments totaling $0.3 million for finance lease obligations. This was partially offset by $6.9 million in cash proceeds from the exercise of stock options.

Revolving Credit Facility

A summary of the 2022 Revolving Credit Facility at September 30, 2022 was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$45.0	$31.9	$623.1	June 2027

Additionally, we have letters of credit outside of the 2022 Revolving Credit Facility totaling approximately $1.4 million. As of September 30, 2022, we were in compliance with all restrictive covenants under the 2022 Revolving Credit Facility.

Accounts Receivable Facility

On June 28, 2022, we entered into an uncommitted accounts receivable purchase agreement (the “Accounts Receivable Facility”) with JPMorgan Chase Bank, N.A. as the purchaser. Transfers under the Accounts Receivable Facility are accounted for as sales of receivables.

The amount available for sale under the Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the Accounts Receivable Facility at any time. Accounts receivable sold were $101.2 million for the three and nine months ended September 30, 2022.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2021. On June 29, 2022, the Company executed a five-year floating-to-fixed interest rate swap to hedge our exposure to increases in variable interest rates on the 2022 Term Loan Facility. See Note 5—Debt and Note 13—Derivatives and Hedging Transactions to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Our exposure to market risk has not materially changed since December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1-31, 2022	145,740	$20.58	145,740	$226,981,300
August 1-31, 2022	2,388,541	$21.76	2,388,541	$174,952,560
September 1-30, 2022	1,163,825	$21.50	1,163,825	$149,910,262
Total	3,698,106	$21.63	3,698,106
_______________________
(1)Excluding fees, commissions, and expenses associated with the share repurchases.
(2)On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. On October 24, 2022, our Board increased the authorization under this program to $750 million. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock.
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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (“Rhum”) totaling $160,330 during the period from July 1, 2022 to September 30, 2022 and $640,551 during the period from January 1, 2022 to September 30, 2022. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

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

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	October 26, 2022