Form 10-K
period 2022-12-31
ChampionX Corp
filed 2023-02-02
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 30, 2022, by the closing price on such day of $19.85 as reported on the Nasdaq Stock Market, was $4,011,836,515.
The registrant had 198,636,846 shares of common stock, $0.01 par value, outstanding as of January 26, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated, or such information will be included in an amendment to this Form 10-K in accordance with Instruction G(3) of Form 10-K.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

ChampionX Corporation, a Delaware corporation (“ChampionX,” “we,” “us,” “our,” or the “Company”), is a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently and sustainably around the world. Our expertise, innovative products, and digital technologies provide enhanced oil and gas production, transportation, and real-time emissions monitoring throughout the lifecycle of a well.

On June 3, 2020, the Company and Ecolab Inc. (“Ecolab”) completed a Reverse Morris Trust transaction in which we acquired the Chemical Technologies business (the “Merger”). In association with the completion of the Merger, the Company changed its name from Apergy Corporation to ChampionX Corporation and its ticker symbol from “APY” to “CHX”. See Note 3—Merger Transaction, Acquisitions, and Divestitures to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

BUSINESS STRATEGY

ChampionX has four clear strategic priorities, which drive our organization and are aligned with our operating principles of being customer advocates, people-oriented, delivering technology with impact, and being driven to improve.

Our strategic priorities include:

Drive High-Impact, Organic Growth by continuing to invest in innovation, focus on revenue synergies and seek opportunities to expand and grow our artificial lift products and chemical offerings in targeted international areas.

Accelerate Digital and Emissions Growth by innovating and developing ‘fit for purpose’ modular digital and emissions solutions that help our customers improve efficiency and meet their emissions and sustainability goals. We will also drive growth by identifying opportunities to expand digitally-enabled products and digital revenue streams into adjacent markets.

Build Enterprise-wide Continuous Improvement Rigor by expanding upon our ChampionX Operational Excellence model, further integrating productivity improvements, and automating workflows to eliminate waste in business processes.

Evolve Portfolio for Sustained Growth by seeking opportunities to leverage our core capabilities across the energy industry and natural adjacencies and continuing to allocate capital consistent with our value creation framework to ensure long term success.

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

Production Chemical Technologies

Production Chemical Technologies offers products and services that cover a broad range of onshore, offshore, and oil sands chemical solutions in production and midstream operations that are built upon our foundation of deep expertise and capabilities in chemical applications across the oil and natural gas value chain. The largest product lines in Production Chemical Technologies include corrosion inhibitors, scale inhibitors, emulsion breakers, and biocides. These offerings enhance the integrity of customer assets, ensure flow through pipelines and equipment, and effectively maximize total fluids treatment and production via efficiently separating oil, water, and gas. Our Production Chemical Technologies offerings include proprietary digital tools that monitor and optimize chemical treatment programs and enhance performance along with remotely connecting technical experts with field personnel to leverage our real-time technical expertise across the world.

Our reservoir modeling capability and chemistry expertise provides enhanced hydrocarbon recovery solutions to oil and gas producers. These solutions are intended to enable our customers to increase oil recovery in oilfields and improve return on investment by extending the economic life of fields in a safe and responsible manner, both onshore and offshore, as well as reduce their carbon footprint.

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

Artificial lift is a key technology for increasing oil and gas production throughout the lifecycle of a producing well and is therefore directly linked to operator economics. Our comprehensive offering provides customers with cost effective solutions tailored to a well’s specific characteristics and production volumes. With sales, operations, and distribution networks, we offer all types of downhole equipment and industry-leading automation and optimization hardware and software to customers operating within the major oil and gas basins throughout the world.

Our proprietary digital products are aimed at creating an end-to-end production-optimization platform that enables oil and gas operators to monitor, predict, control and optimize well performance and drive a higher return on investment during the production lifecycle. We are a leading provider of productivity tools and performance management software for artificial lift and asset integrity management, including emissions detection and monitoring. We provide advanced controls technology that allows operators to adjust the operation of downhole artificial lift systems to production rates either at the wellsite or remotely. Our optimization software has modular architecture that enables specific solutions to be tailored to meet exact customer needs. Real-time data is used by our customers to drive decisions, enhance well servicing and obtain an accurate picture of a well’s performance over time, resulting in a more connected, digital wellsite that operates more efficiently and safely. For operators that require support, we provide optimization teams that monitor customer wells and make timely adjustments to equipment operation to extend the life of the artificial lift system and mitigate production down time. In the current oil and gas industry environment, operators are focused on lowering their total operating costs over the life of a well. Our methane monitoring technology, through ground-based continuous systems, aerial measurements taken by drone or manned aircraft, or optical gas imaging camera technology deployed on the ground or in the air, provide comprehensive solutions for detecting and quantifying emissions at oil and gas facilities. We believe our combination of digital products and strong artificial lift presence enables us to drive continued adoption of digital solutions by customers seeking to meet their sustainability goals and will improve our long-term revenues.

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

Drilling Technologies

Drilling Technologies offers innovative, industry leading polycrystalline diamond cutter (“PDC”) inserts, bearings, valves, and mining tools to help customers drill the world’s most demanding oil exploration and development projects and for use in other industries. These highly specialized products are developed and produced based on more than 40 years of innovation and intellectual property development in material science applications. We press our own synthetic diamonds, known as polycrystalline diamonds, that meet the highest standards and match the requirements of the most demanding engineering projects. Our highly trained team members work with customers to develop custom-designed PDC inserts and bearings through a consultative process, ensuring that we tailor the products to generate the best outcomes for their operations.

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

Reservoir Chemical Technologies

Reservoir Chemical Technologies offers chemistry-oriented solutions and technologies to help customers meet their performance, efficiency, sustainability, and financial objectives for well drilling, cementing, fracturing, acidizing, and other well interventions. For example, we design high-performance fracturing additives to improve the customer’s operational efficiency, lower chemical program costs, and enhance well productivity. We assist our customers in achieving their sustainability goals, while mitigating the impact of fluid problems that can shorten the life of the well (e.g., scale, emulsion, and microbial growth).

We offer a range of fluid solutions that help our customers achieve more successful and efficient drilling and cementing operations and enhance well productivity. We also leverage our deep experience in water treatment and processing to offer our customers products that help to control scale and inhibit microbial growth and corrosion. Our expertise involves designing tailored products to optimize our customers’ fluids based on individual well dynamics. The largest product lines in Reservoir Chemical Technologies include fracturing additives, drilling additives, cement additives, and acidizing additives.

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

We face competition from other manufacturers and suppliers of oil and gas production and drilling equipment. Key competitors for our Production Chemical Technologies and Reservoir Chemical Technologies segments include Baker Hughes, Clariant AG, Multi-Chem (a Halliburton Service), M-I SWACO (a Schlumberger company), SNF, Kemira, Innospec, and Rockwater. Production & Automation Technologies segment key competitors include Baker Hughes, Halliburton, Schlumberger, NOV, Weatherford International, Tenaris, Exterran, and Forum Energy Technologies. Drilling Technologies segment key competitors include DeBeers (Element 6), Schlumberger (Mega Diamond), and various suppliers in China.

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

We have long-standing customer relationships with many of the largest operators in oil and gas drilling and production. Our customers include international and national oil and gas companies, large integrated operators as well as independent conventional and unconventional oil and gas companies, major oilfield equipment and service providers, and pipeline companies. Our customer base is generally diverse, but in certain international jurisdictions, our business may be concentrated in and depend on one or a few customers. We do have significant customer concentration in our top 25 customers, therefore the loss of a major customer, could have an adverse effect on our business, results of operations, financial condition and cash flows.

We market and sell our products and technologies through a combination of field sales personnel and corporate account leaders, technical seminars, trade shows, and various digital and print advertising. We sell directly to customers through our direct sales force and indirectly through independent distributors and sales representatives. Our sales employees partner with our customers to understand the customer’s technical challenges and needs, and proactively work with customers to provide solutions and advise our customers on the advantages of our technologies and product offerings. We have developed an extensive global network of sales and service locations to better serve our customers. In certain markets, we utilize joint ventures and independent third-party distributors and sales agents to sell and market products and services. We also host forums and training sessions, such as our Artificial Lift Academy, where our customers can share their experiences, learn best practices and accelerate the application of our technologies.

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

Research and Development

We operate in markets that are characterized by changing technology and frequent new product introductions. Products and services offered within the oil and gas drilling and production industry will continue to evolve as customers transition to a lower-carbon economy and energy system and regulations related to greenhouse gases, pollution reduction, and alternative energy sources are adopted. As a result, our success is dependent on our ability to develop and introduce new technologies and products for our customers. Technology has become increasingly critical in our industry as global oil and natural gas reservoirs mature, depletion of production accelerates, customers utilize increasingly complex well designs, while customers continue to stress higher operational efficiency from existing infrastructure and systems. Despite fluctuations in the number of wells drilled, exploration & production (“E&P”) companies have consistently increased their expenditures on technology to improve oil and natural gas recovery and lower their costs. We have invested substantially in building our research, development, and engineering capabilities and digital and other technology offerings, all of which we believe help our customers minimize risk, achieve production targets, extend field life and maximize profitability in a safe and responsible manner.

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

Our key research and development disciplines include analytical and material science, chemical synthesis, formulation science, microbiology, reservoir engineering, software engineering, process and equipment. We also have an external innovation program that leverages the capabilities and knowledge of key suppliers. Furthermore, we have a number of technical specialists embedded in key geographies to provide an efficient channel to deploy our new technologies in the major oil and natural gas basins around the world. We believe maintaining a robust innovation and product pipeline will allow us to continue to increase our market share in key businesses and with key customers.

Raw Materials

We use a wide variety of raw materials in manufacturing our products, some linked to commodity indexes (olefins, aromatic solvents, metals, fatty acids, amines and alcohols) as well as some non-commodity based specialty chemicals (biocides, phosphonates, silicates, salts, acids, monomers and polymers) influenced by various macro-economic factors and price of hydrocarbons. We also purchase packaging materials for our manufactured products and components. Although the required raw materials are generally available from multiple suppliers, prices fluctuate with changing market conditions. We have not historically experienced material impacts to our financial results due to shortages or the loss of any single supplier. Inflation, as we experienced resulting from Winter Storm Uri in 2021, the reopening of the global economy in connection with the novel coronavirus (“COVID-19”) pandemic and the associated tight labor market, impact raw material costs. Tariffs also increase our material input costs, and further trade restrictions, retaliatory trade measures, or additional tariffs implemented could result in higher input costs to our products. Although cost increases in commodities may be recovered through increased prices to customers, our operating results are exposed to such fluctuations and we could experience delays in increasing prices to address cost increases. We attempt to control such costs and volatility through contracting discipline, including, but not limited to, representative index-based formula pricing, fixed-price contracts with suppliers and various other supply chain programs. We source materials globally to achieve the most competitive cost structure utilizing robust sourcing strategies for both supply and cost management. Our global supply chain is intended to provide us with cost-effective access to raw materials; however, our supply chain could be exposed to logistical disruptions, and was negatively impacted in 2022 by escalating global freight and transportation costs. We maintain domestic suppliers in most cases to provide for contingencies and back-up sources. Despite contingencies and back-up supply optionality, sustained inflation and unpredictable disruptions to supply and transportation sources could have an adverse impact on our business.

Human Capital

We are a purpose-driven company with a distinctive strategic vision that is focused on improving the lives of our customers, our employees, our shareholders, and the communities where we live and work. We bring more than a century of expertise and the unique skills, perspectives, and experiences of our global team members enable us to realize opportunities for growth and profitability.

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

Our businesses are classified as critical infrastructure and it is important to us to protect the health and safety of our employees as we continue to support vital oil and gas infrastructure around the world. We responded to the COVID-19 pandemic with a comprehensive plan including enacting social distancing policies, equipping employees with additional personal protective equipment, and following government and health authority recommended protocols, including those of the Centers for Disease Control and the World Health Organization. Employee surveys demonstrated positive feedback regarding our implementation of protocols, proactive communications and maintaining the safety and health of our employees. Our comprehensive plan included providing time for employees to get vaccinated and implementing flexible-work programs to accommodate personal and family needs while maintaining business continuity.

Better Together

Our Driven to Improve principle is about eliminating waste, finding efficiencies, and getting better every day. To help us improve, employee feedback is important. We proactively engage with employees through surveys, including inquiries designed towards helping us measure our progress with integration efforts and maintaining our people-oriented, purpose-driven culture, which received positive results. The “Pipeline to the CEO” was created in 2020 for employees to give feedback and ask questions, which they may choose to do anonymously. Our Chief Executive Officer (CEO) is committed to reading and responding to every message submitted, and these are made available to all employees through our internal intranet. In addition, our CEO leads quarterly Town Hall meetings, which are held virtually to allow our global employee population to participate. Significant time is devoted during these Town Halls to employee questions, which may be submitted anonymously in advance.

Employee Footprint

At December 31, 2022, we had approximately 7,300 employees in 40 countries, with approximately 68% in North America, 9% in Middle East/Africa, 11% in Latin America, 7% in Europe, and 5% in Asia Pacific. Also on such date, women accounted for 22% of global employees and 23% of managers globally, and, in the United States, 40% of employees and 23% of managers identified as racially diverse. Hiring and retaining top talent is important to our success, and we believe our purpose-driven culture differentiates us as an employer of choice.

Diversity & Inclusion

ChampionX is committed to building and fostering a diverse and inclusive workplace where all employees feel a sense of belonging and alignment to our organization’s culture and purpose. We recognize the value of diversity and inclusion in increasing performance and cultivating strong teams. ChampionX currently supports numerous Employee Resource Groups (“ERG”) that are voluntary employee-led and leadership-supported groups representing unique cultures, experiences, backgrounds and ethnicities. ERGs allow for more purposeful alignment with our business strategy, enhance recruitment efforts and our talent pipeline, support professional development and improve retention, provide skill building and training and mentorship and guidance, and enhance engagement levels across the organization as well as with the communities in which our employees live and work. We are proud that just over 1,100 employees are involved in at least one of our nine ERGs and participate in elevating our goal of creating a workplace culture where everyone feels a sense of belonging. In 2022, ALLY Energy recognized our Essence ERG and SEED (Sustainability Empowers Employee Development) ERG as Best ERGs and Best Energy Teams for the Growth, Resilience, Innovation/Inclusion, and Talent (GRIT) they embody. ALLY Energy also recognized ChampionX as a Best Energy Workplace for the second consecutive year.

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

Training & Development

We invest in engaging and developing employees to enable us to realize opportunities for growth and contribute to advancing progress on our strategic priorities. Our ongoing efforts and initiatives are aimed at attracting, engaging, and developing employees in a thoughtful and meaningful way to support a diverse and inclusive culture. Training programs are deployed across the organization in technical skills, product expertise, and health and safety measures, as well as in soft skill development such as communication and other interpersonal skills. In 2021, we launched our first Development Month with employees across the globe participating in 29 virtual sessions. During 2022, we hosted approximately 32 virtual or in-person sessions reaching over 950 employees and managers globally. Events ranged from workshops on creating plans for career development and success, improving financial acumen, applying continuous improvement principles and methodologies, and challenging implicit bias, to fireside chats on resiliency, overcoming adversity, and practicing allyship. All employees participate in annual ethics and compliance training, and we sponsor advanced training in manager essentials and leadership development. Employees also participate in at least one information technology and cybersecurity training session annually, and we routinely distribute cybersecurity safety tips and conduct regular internal phishing education campaigns to heighten employee awareness to cyber security threats. We recognize employee performance through incentives tied to our financial goals and strategic objectives, together with employee’s individual achievement.

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

In addition, we depend on the demand for our products and services from the oil and gas industry and, therefore, are affected by changing taxes, price controls, tariffs and trade restrictions, and other laws and regulations relating to the oil and gas industry in general, including those specifically directed to hydraulic fracturing, onshore and offshore production, and air pollution. The adoption of laws and regulations curtailing exploration, drilling, or production in the oil and gas industry, or the imposition of more stringent enforcement of existing regulations, could adversely affect our operations by limiting demand for our products and services or restricting our customers’ operations. Refer to Part I, Item 1A, “Risk Factors” for additional information related to certain risks regarding regulations and environmental matters.

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

Along with numerous other potentially responsible parties (“PRP”), we are currently involved with site clean-up activities pursuant to the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as “Superfund”) or state equivalents. Based on our experience with such environmental proceedings, and an analysis of the estimated share of investigation and remediation costs payable by the PRPs, we have accrued our best estimate of probable future costs relating to these sites. In establishing accruals, potential insurance reimbursements are not included in accruals and the accruals are not discounted. We are unable to predict when, or if, the amounts accrued will be paid due to the uncertainties inherent in the environmental remediation and associated regulatory processes. See Note 9—Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data for a description of environmental matters.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Current Position and Business Experience
Sivasankaran Somasundaram	57	President and Chief Executive Officer (2018-present) Vice President of Dover Corporation and President and Chief Executive Officer of Dover Energy (2013-2018)
Kenneth M. Fisher	61	Executive Vice President and Chief Financial Officer (2021-present) Executive Vice President and Chief Financial Officer, Noble Energy, Inc. (2009-2020)
Deric Bryant	50
Chief Operating Officer and President, Chemical Technologies (2020-present)
Executive Vice President and President, Upstream—Nalco Champion, an Ecolab company (2019-2020)
Executive Vice President and General Manager, Oilfield Chemicals—Nalco Champion, an Ecolab company (2017-2019)
Senior Vice President, Oilfield Chemicals—Nalco Champion, an Ecolab company (2016-2017)
Vice President, Oilfield Chemicals for Gulf of Mexico, West Africa and Latin America—Nalco Champion, an Ecolab company (2014-2016)

Robert K. Galloway	56	President, Drilling Technologies (2018-present) President—US Synthetic of Dover Corporation (2010-2018)
Paul E. Mahoney	58	President, Production & Automation Technologies (2018-present) President—Dover Artificial Lift of Dover Corporation (2014-2018)
William O’Dell, Jr.	52
President, Oilfield and Specialty Performance (2020-present)
Vice President, North America Oilfield Chemicals – Nalco Champion, an Ecolab company (2018-2020)
Vice President, Oilfield Chemicals for Gulf of Mexico, Sub Sahara Africa and Latin America—Nalco Champion, an Ecolab company (2017-2018)
General Manager, Downstream Americas—Nalco Champion, an Ecolab company (2014-2017)

Syed Raza	56	Senior Vice President and Chief Digital Officer (2018-present)
President—Dover Energy Automation of Dover Corporation (2016-2018)
		Vice President and General Manager—Advanced Solutions of Honeywell Process Solutions (2014-2016)
Julia Wright	47	Senior Vice President, General Counsel and Secretary (2018-present)
Senior Vice President, General Counsel and Secretary—Dover Energy of Dover Corporation (2018)
Vice President and General Counsel of Nabors Industries Ltd. (2016-2018)
Interim General Counsel of Nabors Industries Ltd. (2016)
		Assistant General Counsel of Nabors Industries Ltd. (2013-2016)
Jordan Zweig	53	Senior Vice President and Chief Human Resources Officer (2020-present)
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
•the ability and/or desire of the Organization of the Petroleum Exporting Countries (“OPEC”) and other major international producers to set and maintain production levels and influence pricing;
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

We purchase raw materials, sub-assemblies and components for use in manufacturing operations, which exposes us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect our operating profits. Like others in our industry, since 2021 we faced, and continue to face, unprecedented inflation in raw materials cost resulting from the COVID-19 pandemic, geopolitical and other macroeconomic factors. While we will generally attempt to mitigate the impact of increased raw material prices by endeavoring to make strategic purchasing decisions, broadening our supplier base and passing along increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of our products. Additionally, we may be unable to increase the prices of products due to the terms of existing contracts, a competitor’s pricing pressure or other factors. The inability to obtain necessary raw materials on acceptable terms could affect our ability to meet customer commitments and satisfy demand for certain products. Certain of our product lines depend on a limited number of third-party suppliers and vendors. The ability of these third parties to deliver raw materials may be affected by events beyond our control. In addition, public health threats, such as COVID-19, severe influenza and other highly communicable viruses or diseases could limit access to vendors and their facilities, or the ability to transport raw materials from our vendors, which would adversely affect our ability to obtain necessary raw materials for certain of our products or increase the costs of such materials. A significant price increase in or the unavailability of raw materials may result in a loss of customers and adversely impact our business, results of operations, financial condition and cash flows, and could result in asset impairments, including an impairment of the carrying value of our goodwill.

Our operations could be adversely affected by global market and economic conditions in ways we may not be able to predict or control.

Concerns over global economic conditions, inflation, energy costs, geopolitical issues, supply chain disruptions, the availability and cost of credit and the worldwide COVID-19 pandemic, and the continuing conflict between Russia and Ukraine have contributed to increased economic uncertainty. An expansion or escalation of this Russian-Ukraine conflict or an economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Global economic conditions have a significant impact on oil and natural gas prices and any stagnation or deterioration in global economic conditions could result in less demand for our services and could cause our customers to reduce their planned spending on drilling and production activity. Adverse global economic conditions may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Furthermore, challenging economic conditions may result in certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes experienced significant deterioration in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors. These conditions could have a material adverse effect on our business, financial condition and results of operations.

Continuing inflation and cost increases may impact our sales margins and profitability.

Cost inflation including significant increases in wholesale product costs, labor rates, and domestic transportation costs have and could continue to impact profitability. In addition, our customers are also affected by inflation and the rising costs of goods and services used in their businesses, which could negatively impact their ability to purchase our products, which could adversely impact our revenue and profitability. There is no guarantee that we can increase selling prices, replace lost revenue, or reduce costs to fully mitigate the effect of inflation on our costs and business, which may adversely impact our sales margins and profitability.

We might be unable to successfully compete with other companies in our industry.

The business in which we operate is highly competitive. The principal competitive factors are customer service, product quality and performance, price, breadth of product offering, local content and geographic footprint, technical expertise and innovation. In some of our product and service offerings, we compete with the oil and gas industry’s largest oilfield service providers. These large national and multi-national companies may have longer operating histories, greater brand recognition, and a stronger presence in geographies than us. They may also have more robust organizational and technical capabilities. In addition, we compete with many smaller companies capable of effectively competing on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and for changes in customer requirements. Many contracts are awarded on a bid basis, which further increases competition based on price. Further, the Chemical Technologies business is restricted from competing in the water and downstream fields of use for three years following the Merger, subject to certain exceptions. In addition, Ecolab may have the ability to terminate certain rights, including patent licenses, if the Chemical Technologies business begins to compete in the downstream or water fields of use even after the expiration of the non-compete period. These restrictions may limit our ability to engage in certain activities, may potentially lead to disputes and may materially and adversely affect our business, financial condition and results of operations. As a result of the competitive environment in which we operate, if we are unable to successfully compete in our industry, we may lose competitive share, be unable to maintain or increase prices for our products and services, or be unable to develop new business opportunities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Over time, it is expected that we will acquire value creating, bolt-on capabilities that broaden our existing technological, geographic and cost position, thereby complementing our businesses. However, there can be no assurance that we will be able to find suitable opportunities to purchase or acquire such capabilities on acceptable terms. If we are unsuccessful in our acquisition efforts, our revenue growth could be adversely affected. In addition, we face the risk that a completed acquisition may underperform relative to expectations. We may not achieve the synergies originally anticipated, may become exposed to unexpected liabilities, or may not be able to sufficiently integrate completed acquisitions into our then current business and growth model. There can be significant challenges inherent in the process of integrating acquired businesses, including the ability to ensure the effectiveness of internal control over financial reporting, integrating information technology, accounting, finance and other systems, as well as retention of key officers and personnel. The successful or cost-effective integration of acquired businesses cannot be assured. These factors could potentially have an adverse impact on our business, results of operations, financial condition and cash flows.

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

Consolidation in our industry may impact our results of operations.

Business consolidations within the oil and gas industry in recent years have resulted in some of our largest customers combining and using their size and purchasing power to seek economies of scale and pricing concessions. Continuing consolidation within the industry may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. There is no assurance that we will be able to maintain our level of sales to a customer that has consolidated, or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers may have a significant adverse impact on our business, results of operations, financial condition and cash flows. We are unable to predict what effect consolidations in the industry may have on prices, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

The credit risks of our customer base could result in losses.

The majority of our customers are oil and gas companies that have faced or may in the future face liquidity constraints during adverse commodity price environments. These customers are also affected by prolonged changes in economic and industry conditions such as the COVID-19 pandemic, volatility in oil and gas prices as a result of associated changes in demand for such commodities, and continuing inflationary pressures, including increased interest rates and cost of credit. If a significant number of our customers experience prolonged business declines, disruptions, or bankruptcies, we may incur increased exposure to credit risk and losses from bad debts.

The loss of one or more significant customers could have an adverse impact on our financial results.

We have long-standing customer relationships with many of the largest operators in oil and gas drilling and production. Our customers include international and national oil and gas companies, large integrated operators as well as independent conventional and unconventional oil and gas companies, major oilfield equipment and service providers, and pipeline companies. Our customer base is generally diverse, but in certain international jurisdictions, our business may be concentrated in and depend on one or a few customers. We do have significant customer concentration in our top 25 customers, therefore the loss of a major customer, could have an adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to information technology, cybersecurity and privacy risks.

We depend on various information technologies and other products and services to store and process business information and otherwise support our business activities. We also manufacture and sell hardware and software to provide monitoring, controls and optimization of customer critical assets in oil and gas production and distribution. In addition, certain of our customer offerings include digital components, such as remote monitoring of certain customer operations. We also provide services to maintain these systems. Additionally, our operations rely upon partners, suppliers and other third-party providers of information technology and other products and services. If any of these information technologies, products or services are damaged, cease to properly function, are breached due to employee error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we and our partners, suppliers or other third parties could experience: (i) production downtimes, (ii) operational delays, (iii) the compromising of confidential, proprietary or otherwise protected information, including personal and customer data, (iv) destruction, corruption, or theft of data, (v) security breaches, (vi) other manipulation, disruption, misappropriation or improper use of our systems or networks, (vii) hydrocarbon pollution from loss of containment, (viii) financial losses from remedial actions, (ix) loss of business or potential liability, (x) adverse media coverage, and (xi) legal claims or legal proceedings, including regulatory investigations and actions, and/or damage to our reputation. Increased risks of such attacks and disruptions also exist as a result of geopolitical conflicts, such as the continuing conflict between Russia and Ukraine. While we have not experienced a material breach of our information technologies and we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls and maintenance of backup and protective systems, the Company’s and our customers’, partners’, vendors’ and other third- parties’ systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

A pandemic, such as the COVID-19 pandemic, may have an adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.

The ongoing COVID-19 pandemic has resulted in periodic disruptions in demand for oil and gas commodities as various jurisdictions have attempted to implement or have implemented measures designed to contain the spread of the virus. Ongoing pandemics may have related economic repercussions that could adversely impact our business, results of operations, financial condition and cash flows. Our supply chain could be disrupted if our vendors have limited access to their facilities or labor shortages, or our ability to transport raw materials from our vendors could be limited, adversely affecting the price or availability of products, which could result in a loss of revenue and profitability. Demand for our products could decrease if our customers curtail their activities, due to lower demand for their products, budget constraints or other capital discipline measures, which may adversely affect our revenue and cash flow. If our customers also face liquidity challenges, we could experience delays or defaults in customer payments, and we may incur increased exposure to credit risk and bad debts. Further, workforce availability may be impaired due to exposure to the pandemic, reluctance to comply with governmental, legal or contractual mandates, or other restrictions, which may adversely impact our employees’ wellness and employee retention, productivity and culture, which could negatively affect our costs and profitability or negatively impact our ability to fulfill customer orders and reduce our revenue.

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

Our business could be materially and adversely affected by natural disasters or severe weather conditions, including the effects of climate change. Hurricanes, tropical storms, flash floods, blizzards, cold weather and other natural disasters or severe weather conditions, which may increase in frequency or intensity as a result of climate change, could result in evacuation of personnel, curtailment of services, damage to equipment and facilities, interruption in transportation of products and materials and loss of productivity. For example, certain of our manufactured products and components are manufactured at a single facility, and disruptions in operations or damage to any such facilities could reduce our ability to manufacture our products and satisfy customer demand. If our customers are unable to operate or are required to reduce operations due to natural disasters or severe weather conditions, our business could be adversely affected as a result of curtailed deliveries of our products and services. Our headquarters and certain manufacturing facilities are located in the U.S. Gulf Coast, and this region is also home to many of our customers and suppliers. Hurricanes or other severe weather events impacting the Gulf Coast could materially and adversely affect our operations, our ability to obtain raw materials at reasonable cost, or at all, and our customers in the region.

Risks Related to Financial Condition and Markets

Investor sentiment towards climate change, fossil fuels and other Environmental, Social and Governance (“ESG”) matters could adversely affect our access to and cost of capital and stock price.

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

Our credit facility imposes restrictions that limit our operating flexibility and such facility may not be available if financial covenants are violated or if an event of default occurs.

Our credit facility contains a number of covenants restricting, among other things, our ability to incur liens and indebtedness, sell assets, repurchase our equity shares and make certain types of investments. We are also subject to certain financial covenants, including but not limited to compliance with certain leverage and interest coverage ratios as defined in the restated credit agreement. A breach of any covenant or our inability to comply with the required financial ratios could result in a default under our credit facility, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not cured or waived, the lenders are not obligated to provide funding or issue letters of credit and could declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, thus requiring us to apply available cash to repay any borrowings then outstanding. If we are unable to repay borrowings with respect to our credit facility when due, our lenders could proceed against the guarantees of our major domestic subsidiaries. If any indebtedness under our credit facility is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full.

Our exposure to exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

A portion of our business is transacted and/or denominated in foreign currencies, and fluctuations in currency exchange rates or the inability to exchange or repatriate foreign currencies could have a significant impact on our results of operations, financial condition and cash flows, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Although the impact of foreign currency fluctuations on our results of operations has historically not been material, significant changes in currency exchange rates could negatively affect our results of operations. Additionally, a future strengthening of the U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries and could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars for reporting purposes.

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

Disruptions in the capital and credit markets, in particular with respect to companies in the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow. Continued low commodity prices, the rapid increases in interest rates by the U.S. Federal Reserve to counteract record levels of inflation, as well as other factors, have caused some lenders to increase interest rates, enact tighter lending standards which we may not satisfy as a result of our debt level or otherwise, refuse to refinance existing debt at maturity on favorable terms, or at all, and in certain instances have reduced or ceased to provide funding to borrowers. If we are unable to access the capital and credit markets on favorable terms or at all, it could adversely affect our business, financial condition, results of operations and cash flows.

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

On August 16, 2022, legislation commonly known as the Inflation Reduction Act was signed into law. Among other things, the Inflation Reduction Act includes a 1% excise tax on corporate stock repurchases, applicable to repurchases after December 31, 2022. While we do not currently expect the Inflation Reduction Act to have a material impact on our financial results, we are in the process of evaluating the potential impacts of the Inflation Reduction Act to us.

Certain of our subsidiaries are defendants in pending lawsuits alleging negligence and injury resulting from the use of COREXIT™ dispersant in response to the Deepwater Horizon oil spill, which could expose us to monetary damages or settlement costs.

As described in Note 9—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data, certain of our subsidiaries (collectively the “COREXIT Defendants”) are among the defendants in a lawsuit arising from the use of COREXIT™ dispersant in response to the Deepwater Horizon oil spill, which could expose the Company to monetary damages or settlement costs. The plaintiff in this matter has claimed damages under products liability, tort and other theories.

While we expect this case to be dismissed pursuant to a November 28, 2012 order granting the COREXIT Defendants’ motion for summary judgment in the Deepwater Horizon multidistrict litigation proceeding, we cannot predict whether there will be an appeal of the dismissal, the involvement we might have in these matters in the future or the potential for future litigation. Although we believe we have rights to contribution and/or indemnification from third parties in connection with the lawsuit, if an appeal is brought and won, the remaining suit could have a material adverse effect on us and our financial condition, results of operations or cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters in The Woodlands, Texas. We lease or own technical customer support offices and operating facilities, research and technology centers, and administrative facilities in North America, Europe, Australia, the Middle East, Asia Pacific, and Latin America. We also have a network of small leased sales offices around the world.

Our significant properties and facilities are located in the following business segments:
•Chemical Technologies – Research and technology centers in Sugar Land, Texas; Calgary, Canada; Aberdeen, Scotland; Sterlitamak, Russia; and Kazan, Russia. Significant regional administrative facilities located in Singapore, The Republic of Singapore; Moscow, Russia; Dubai, United Arab Emirates; Buenos Aires, Argentina; Aberdeen, Scotland; and Kazan, Russia.
•Production & Automation Technologies – Plants in Tulsa, Oklahoma and Broken Arrow, Oklahoma. Technical customer support offices and operating facilities in Alberta, Canada; Australia, the Middle East, and Latin America.
•Drilling Technologies – Manufacturing and technology center and administrative facility in Orem, Utah.

We believe our properties and facilities are suitable and adequate for their present and intended purposes and are operating at a level consistent with the requirements of the industry in which we operate.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 9—Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data for a description of such proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on Nasdaq under the “CHX” symbol. At January 26, 2023, our number of common stockholders of record was 910.

On February 4, 2022, our Board of Directors (“Board”) approved a plan to initiate a regular quarterly cash dividend of $0.075 per share on the Company’s common stock. Our most recent quarterly cash dividend of $0.075 per share was declared on November 10, 2022, and was paid on January 27, 2023 to shareholders of record on January 6, 2023. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

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

The chart compares the percentage change in the cumulative stockholder return on our common stock against the cumulative total return of the Philadelphia Oil Service Sector Index, and the S&P Composite 500 Stock Index. The comparison is for a period beginning May 9, 2018 and ending December 31, 2022. The chart assumes the investment of $100 on the closing price of May 9, 2018, and the reinvestment of all dividends.

The following table contains information about our purchases of our common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1-31, 2022	—	$—	—	$649,910,262
November 1-30, 2022	1,900,332	$31.15	1,900,332	$590,682,416
December 1-31, 2022	692,827	$30.04	692,827	$569,858,404
Total	2,593,159	$30.85	2,593,159
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

Recent Events

Russia’s invasion of Ukraine and the related sanctions imposed present economic risk to companies that engage in business within, or have economic ties to, Russia. Our Russia operations (the “CT Russia Business”) are fully contained within the country and include a manufacturing plant and related inventory, service operations, an established customer base and local employees, and has the ability to operate as a standalone business under the brand, Master Chemicals. The revenues, net income and total assets of the CT Russia Business represent less than 2% of our consolidated results of operations. Given the continued economic pressure and sanctions imposed by the United States, European Union and United Kingdom, during the second quarter of 2022, we initiated a plan to dispose of the CT Russia Business. As a result, the CT Russia Business met the criteria to be reported as held for sale and, therefore, is reflected in our consolidated balance sheet at the lower of its carrying value or its fair value less costs to sell (“estimated selling price”). We recorded a net charge of $16.5 million during the year ended December 31, 2022, representing the amount by which the carrying amount exceeded the estimated selling price. Upon the ultimate disposition, we will recognize the accumulated cumulative translation adjustment balance associated with the CT Russia Business in our consolidated statement of income as part of the gain or loss on the sale.

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the Credit Agreement dated as of May 9, 2018 (the “Credit Agreement”). The Restated Credit Agreement provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135.0 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022, with the aggregate proceeds used to repay outstanding amounts under our Credit Agreement, repay and terminate the term loan facility we entered into on June 3, 2020, and to redeem all outstanding 6.375% Senior Notes due 2026. Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which began on December 30, 2022.

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

Market Conditions and Outlook

Oil prices steadily increased throughout 2021 and into the first half of 2022, reaching a 13-year high, due in part to the global economy reopening following the COVID-19 pandemic and supply constraint concerns following the Russian invasion of Ukraine. However oil prices moderated during the second half of the year partly in response to expected slowing in global economic growth, due in part to continuing inflationary pressures. Future oil prices remain uncertain due to rising macroeconomic uncertainty and geopolitical tensions, including the Russian invasion of Ukraine.

Although oil production is still below pre-pandemic levels as many publicly traded oil and gas companies continue to focus on capital return to shareholders rather than increasing output, we have seen a steady increase in U.S. oil and gas rig counts and some uptick in international activity. However, we have also experienced supply chain disruptions, due at least in part to the aftermath of the COVID-19 pandemic worldwide, the invasion of Ukraine, and logistic challenges globally. The U.S. inflation rate is the highest experienced in four decades, primarily as a result of supply chain constraints and partially attributed to the rising oil and natural gas prices, which is a major economic input. The global economy reopening has also contributed to general inflationary pressures. We continue to work diligently to realize price increases to offset the impact of raw material, labor and logistics-related inflation that we have experienced in our businesses. We expect to continue to face inflationary pressure in 2023, although to a lesser extent.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,		Variance
(dollars in thousands)	2022	2021	$
Revenue	$3,805,948	$3,074,990	$730,958
Cost of goods and services	2,907,284	2,331,715	575,569
Gross profit	898,664	743,275	155,389
Selling, general and administrative expense	592,282	570,357	21,925
Goodwill impairment	39,617	—	39,617
Long-lived asset impairments and (gain) loss on disposal groups	18,493	(38,131)	56,624
Interest expense, net	45,204	51,921	(6,717)
Other expense, net	6,262	6,443	(181)
Income before income taxes	196,806	152,685	44,121
Provision for income taxes	40,243	38,445	1,798
Net income	156,563	114,240	42,323
Net income attributable to noncontrolling interest	1,594	941	653
Net income attributable to ChampionX	$154,969	$113,299	$41,670

Revenue. Revenue for the consolidated entity increased $731.0 million, or 24%, in 2022 compared to the prior year across each of our segments driven by higher volumes in North America and internationally as the global economy has generally rebounded from the COVID-19 pandemic and rig counts and customer activity has increased. This was further supplemented by the realization of price increases initiated to offset raw material and logistic costs inflation.

Gross profit. Gross profit increased $155.4 million, or 21%, year-over year, mainly due to the incremental volumes and pricing noted above and partially offset by $40.7 million in incremental restructuring charges as we exit certain product lines in our Reservoir Chemical Technologies segment.

Selling, general and administrative expense. Selling, general and administrative expense increased $21.9 million, or 4%, year-over-year primarily due to a $14.2 million increase in restructuring charges.

Goodwill impairment. As part of our annual impairment test during the fourth quarter of 2022, we recorded a $39.6 million impairment charge to goodwill in our Reservoir Chemical Technologies reporting unit.

Long-lived asset impairments and (gain) loss on disposal groups. In connection with reclassifying our CT Russia Business to held for sale during 2022, we recognized an impairment of $16.5 million. In 2021, we recognized a net gain of $38.1 million on the sale of the Corsicana Plant.

Interest expense, net. Interest expense, net decreased $6.7 million, or 13%, compared to prior year primarily due to the redemption of all of our outstanding 6.375% Senior Notes due 2026 in June 2022.

Other expense (income), net. Other expense, net remained flat year-over-year.

Provision for income taxes. The effective tax rates for 2022 and 2021 were 20.4% and 25.2%, respectively. The decrease in the effective tax rate was primarily due to the change in the mix of domestic and foreign earnings and the release of the valuation allowance on the deferred tax asset of a foreign affiliate.

SEGMENT RESULTS OF OPERATIONS

	Years Ended December 31,		Variance
(in thousands)	2022	2021	$
Segment revenue:
Production Chemical Technologies	$2,347,526	$1,842,400	$505,126
Production & Automation Technologies	954,646	762,371	192,275
Drilling Technologies	229,479	172,066	57,413
Reservoir Chemical Technologies	145,197	141,095	4,102
Corporate and other	129,100	157,058	(27,958)
Total revenue	$3,805,948	$3,074,990	$730,958

Income (loss) before income taxes:
Segment operating profit (loss):
Production Chemical Technologies	$239,936	$165,463	$74,473
Production & Automation Technologies	89,133	45,635	43,498
Drilling Technologies	54,512	30,409	24,103
Reservoir Chemical Technologies	(90,212)	30,311	(120,523)
Total segment operating profit	293,369	271,818	21,551
Corporate and other	51,359	67,212	(15,853)
Interest expense, net	45,204	51,921	(6,717)
Income (loss) before income taxes	$196,806	$152,685	$44,121

Production Chemical Technologies

Revenue. Revenue increased $505.1 million, or 27%, compared to the prior year mainly due to higher volumes in our North America and international operations, market share expansion, and price increases. Increased global pricing was implemented to help partially offset the increase in costs for raw materials and other inflationary factors.

Operating profit. Operating profit increased $74.5 million in 2022 compared to the prior year. Although this segment benefited from the higher revenue noted above, the increase was partially offset by a charge of $16.5 million related to reclassifying the CT Russia Business to held for sale, $13.9 million in restructuring charges and the impact of raw materials inflation.

Production & Automation Technologies

Revenue. Revenue increased $192.3 million, or 25%, as compared to the prior year, primarily due to an increase in customer spending as a result of improving market conditions, market share gain, international growth, and the implementation of price increases to offset inflationary pressures in raw material and logistic costs.

Operating profit. Operating profit increased $43.5 million compared to the prior year primarily due to higher sales volumes and price as noted above. However, our results were negatively impacted by further material cost inflation and supply chain disruptions.

Drilling Technologies

Revenue. Revenue increased $57.4 million, or 33%, compared to the prior year primarily due to an increase in U.S. land-based rig count and associated increase in customer spending on drilling activities, which positively impacted sales volumes of our diamond cutters and diamond bearings products.

Operating profit. Operating profit increased $24.1 million compared to the prior year as a result of increased revenue.

Reservoir Chemical Technologies

Revenue. Revenue increased $4.1 million, or 3%, compared to the prior year primarily due to an increase in U.S. rig count and the realization of price increases initiated to offset material cost inflation, which offset the impact of the exit of our friction reducer product line.

Operating profit. Operating profit decreased $120.5 million compared to the prior year, mainly driven by approximately $47.7 million in restructuring charges incurred during 2022 due to the exit of certain product lines to improve the overall profitability of this business and a $39.6 million impairment charge to goodwill during the fourth quarter of 2022. The operating profit realized in 2021 was reflective of a $38.1 million gain on the sale of our chemical manufacturing plant in Corsicana.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Our primary source of cash is from operating activities. We have historically generated, and expect to continue to generate, positive cash flow from operations. Cash generated from operations is generally allocated to working capital requirements, investments to support profitable revenue growth and maintain our facilities and systems, acquisitions that create value through add-on capabilities that broaden our existing businesses and support our growth strategy, as well as share repurchases, dividend payments to stockholders, and debt repayments to reduce our leverage.

During 2022, the Company completed the redemption of all of the Company’s outstanding 6.375% Senior Notes due 2026 (the “Senior Notes”) at 103.188% of the principal amount thereof. We redeemed $92.0 million in aggregate principal amount of the Senior Notes for $95.6 million in cash, including $0.6 million in accrued interest.

At December 31, 2022, we had cash and cash equivalents of $250.2 million compared to $251.7 million at December 31, 2021, primarily for working capital and operational purposes. At December 31, 2022, we had total liquidity of $888.6 million, comprised of $250.2 million of cash and $638.4 million of available capacity on our revolver.

At December 31, 2022, we had a long-term debt balance of $621.7 million, net of the current portion of long-term debt of $6.3 million, primarily consisting of the 2022 Term Loan Facility with a principal amount of $623.4 million and an outstanding balance on the 2022 Revolving Credit Facility of $25.0 million.

As of December 31, 2022, approximately $90.3 million, or 36%, of our cash balances were held outside the U.S. for the primary purpose of working capital and operational support needs. All of our cash held outside the U.S. could be repatriated and could be subject to foreign withholding taxes; however, the majority of our prior year foreign earnings are permanently reinvested and therefore no deferred taxes are recorded. We have $16.9 million in deferred tax liabilities associated with foreign withholding taxes on our foreign earnings from jurisdictions which are not asserted to be permanently reinvested.

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

On February 4, 2022, our Board approved a plan to initiate a regular quarterly cash dividend of $0.075 per share of the Company’s common stock. Our most recent quarterly cash dividend of $0.075 per share was declared on November 10, 2022, and was paid on January 27, 2023 to shareholders of record on January 6, 2023. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a $250 million share repurchase program (“2022 Share Repurchase Program”). On October 24, 2022, our Board increased the authorization under this program to $750 million. Under the 2022 Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. As of December 31, 2022, we have repurchased 7,080,781 shares of common stock at a volume-weighted average price of $25.42 per share for a total of $180.1 million, including commissions. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash flow, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

Over the next year, we expect to fund our capital expenditures and reduce outstanding debt through earnings and working capital improvements. In 2023, we project capital spending to be approximately 3.5% of revenue inclusive of capital investments for our electric submersible pump leased assets.

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

As of December 31, 2022, we had approximately $82.4 million in outstanding letters of credit, surety bonds, and guarantees which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021
Cash provided by operating activities	$413,360	$328,219
Cash used for investing activities	(87,989)	(37,411)
Cash used for financing activities	(324,805)	(234,347)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,557)	(2,704)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(4,991)	$53,757

Operating Activities

Cash provided by operating activities in 2022 increased $85.1 million compared to 2021. The increase in cash provided by operating activities was primarily driven by an increase in our results of operations. Changes in working capital items used cash of $50.4 million during 2022 compared to cash used of $6.3 million during 2021. The change in working capital items primarily related to cash outflows for inventory procurement and an increase in accounts receivable as a result of revenue growth during the period, as well as a decrease in accounts payable.

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

Investing Activities

Cash used in investing activities was $88.0 million in 2022, and was comprised of capital expenditures of $102.8 million and acquisitions, net of cash acquired, of $3.2 million. This was partially offset by $18.0 million of cash proceeds from the sale of fixed assets primarily due to the sale of facilities within our Production & Automation Technologies segment.

Cash used in investing activities was $37.4 million in 2021, and was comprised of capital expenditures of $84.5 million, acquisitions, net of cash acquired, of $20.1 million, and purchases of investments of $4.9 million. This was partially offset by $66.8 million of cash proceeds from the sale of our manufacturing plant in Corsicana and $5.2 million of cash proceeds on sale of fixed assets.

Capital expenditures in the investing cash flows section of our consolidated statement of cash flows include expenditures for long-term equipment expected to be placed into our leased asset program. During the years ended December 31, 2022 and 2021, capital expenditures consisted mostly of infrastructure related capital spending and investment in assets for our leased asset program of $39.8 million and $37.1 million, respectively.

Financing Activities

Cash used in financing activities of $324.8 million in 2022, was primarily the result of $180.1 million of repurchases of common stock, net repayments totaling $97.9 million on our long-term debt, dividends paid totaling $45.6 million, payments related to taxes withheld on stock-based compensation of $12.0 million, debt issuance costs of $8.0 million, payments of finance lease obligations of $6.5 million, and distributions of $3.0 million to our non-controlling interests. This was partially offset by $10.1 million in cash proceeds from the exercise of stock options.

Cash used in financing activities of $234.3 million in 2021, was primarily the result of repayments totaling $223.4 million on our long-term debt, payments related to taxes withheld on stock-based compensation of $9.8 million, payments of finance lease obligations of $6.3 million, and distributions of $3.7 million to our non-controlling interests. This was partially offset by $8.8 million in cash proceeds from the exercise of stock options.

Revolving Credit Facility

A summary of our revolving credit facility as of December 31, 2022 was as follows:

(in millions)	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$25.0	$36.6	$638.4	June 2027

Additionally, we have three letters of credit outside of the revolving credit facility totaling approximately $1.7 million. As of December 31, 2022, we were in compliance with all restrictive covenants under our revolving credit facility.

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

The amount available for sale under the Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the Accounts Receivable Facility at any time. An aggregate $249.8 million of accounts receivable were sold in the year ended December 31, 2022.

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

Inventory Valuation

Inventory is recorded at the lower of cost or net realizable value. We evaluate the components of inventory on a regular basis for excess and obsolescence. We record the decline in the carrying value of estimated excess or obsolete inventory as a reduction of inventory and as an expense included in cost of goods and services in the period in which it is identified. Our estimate of excess and obsolete inventory is susceptible to change from period to period and requires management to make judgments about the future demand of inventory. Factors that could materially impact our estimate include changes in crude oil prices and its effect on the oil and gas industry, which would impact the demand for our products and services, as well as changes in the pattern of demand for the products that we offer. We believe our inventory valuation reserve is adequate to properly value potential excess and obsolete inventory as of December 31, 2022. However, any significant changes to the factors mentioned above could lead our estimate to change.

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

As part of our annual goodwill impairment analysis, on October 1, 2022, we performed a quantitative goodwill impairment analysis for each of our reporting units. We determined that the fair values were less than the respective carrying values for our Reservoir Chemical Technologies reporting unit. As a result, we recorded a goodwill impairment charge totaling $39.6 million to write off the remaining goodwill within that reporting unit. There were no negative conditions, or triggering events, that occurred prior to our annual goodwill impairment analysis requiring us to perform an impairment review.

Accounting for Income Taxes

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

The calculation of our income tax expense involves dealing with uncertainties in the application of complex tax laws and regulations in numerous jurisdictions in which we operate. We recognize tax benefits related to uncertain tax positions when, in our judgment, it is more likely than not that such positions will be sustained on examination, including resolutions of any related appeals or litigation, based on the technical merits. While we routinely monitor the potential impact of uncertain tax positions in all of the jurisdictions in which we operate, the company has no unrecognized tax benefits as of December 31, 2022.

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

Foreign Currency Risk

We conduct operations around the world in a number of different currencies. For many of our foreign subsidiaries, the local currency is the functional currency. Therefore, our earnings are subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies would have changed our revenue and income before income taxes by approximately 2.9% and 8.0%, respectively, for the year ended December 31, 2022.

When transactions are denominated in currencies other than our subsidiaries’ respective functional currencies, both with external parties and intercompany relationships, these transactions result in increased exposure to foreign currency exchange effects. The Company uses foreign currency forward contracts to manage risks associated with foreign currency exchange rates. As of December 31, 2022, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10% increase or decrease in the underlying price of the contracts was not material.

Interest Rate Risk

Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the mix of fixed and floating interest rates. Variable-rate debt, such as our term loans or borrowings under our revolving credit facility, exposes us to short-term changes in market rates that impact our interest expense.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. On June 29, 2022, the Company executed a five-year amortizing floating-to-fixed interest rate swap to hedge our exposure to increases in variable interest rates on the 2022 Term Loan Facility. This interest rate swap agreement is based on a $300 million notional amount for the first three years, reducing to $150 million for years four and five. We evaluated the interest rate swap hedge effectiveness and determined it to be perfectly effective, thus the effective portion of gains and losses resulting from changes in fair value are recognized in accumulated other comprehensive income (loss) and are amortized to interest expense over the term of the respective debt. See Note 16—Fair Value Measurements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion of our interest rate swaps.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ChampionX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ChampionX Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Reservoir Chemical Technologies Reporting Unit

As described in Note 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was approximately $679.5 million as of December 31, 2022. Management reviews goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill allocated to reporting units may exceed their fair value. As a result of the annual goodwill impairment analysis, management recorded a goodwill impairment charge totaling $39.6 million for the Reservoir Chemical Technologies reporting unit. As disclosed by management, goodwill is tested at the reporting unit level, which is at or one level below the operating segments of the Company. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions by management. The fair values calculated in these impairment tests are determined by management using discounted cash flow models. The goodwill impairment test involves comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit is less than the carrying value, then goodwill is impaired to the extent of the difference. The assumptions used by management include the discount rate, revenue growth rates, future operating margins, future capital expenditures, changes in working capital requirements, and terminal growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Reservoir Chemical Technologies reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, future operating margins, and the discount rate for the Reservoir Chemical Technologies reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Reservoir Chemical Technologies reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, future operating margins, and the discount rate. Evaluating management’s significant assumptions related to revenue growth rates, future operating margins, and the discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 2, 2023

We have served as the Company’s auditor since 2017.

CHAMPIONX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenue:
Product revenue	$3,318,357	$2,656,184	$1,623,464
Service revenue	399,864	343,086	218,089
Lease and other revenue	87,727	75,720	58,443
Total revenue	3,805,948	3,074,990	1,899,996
Cost of goods and services	2,907,284	2,331,715	1,490,824
Gross profit	898,664	743,275	409,172
Costs and expenses:
Selling, general and administrative expense	592,282	570,357	463,767
Goodwill impairment	39,617	—	616,271
Long-lived asset impairments and (gain) loss on disposal groups	18,493	(38,131)	40,980
Interest expense, net	45,204	51,921	51,731
Other expense (income), net	6,262	6,443	(828)
Income (loss) before income taxes	196,806	152,685	(762,749)
Provision for (benefit from) income taxes	40,243	38,445	(20,396)
Net income (loss)	156,563	114,240	(742,353)
Net income attributable to noncontrolling interest	1,594	941	1,577
Net income (loss) attributable to ChampionX	$154,969	$113,299	$(743,930)

Earnings (losses) per share attributable to ChampionX:
Basic	$0.77	$0.56	$(5.01)
Diluted	$0.75	$0.54	$(5.01)
Weighted-average shares outstanding:
Basic	201,740	201,579	148,370
Diluted	207,259	208,325	148,370

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2022	2021	2020
Net income (loss)	$156,563	$114,240	$(742,353)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18,592)	(4,465)	20,245
Cash flow hedges	7,558	3,601	(2,320)
Pension and other post-retirement benefit plans	3,129	9,994	(4,643)
Other comprehensive income (loss)	(7,905)	9,130	13,282
Comprehensive income (loss)	148,658	123,370	(729,071)
Comprehensive income attributable to noncontrolling interest	1,594	941	1,577
Comprehensive income (loss) attributable to ChampionX	$147,064	$122,429	$(730,648)

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$250,187	$251,678
Restricted cash	—	3,500
Receivables, net	601,061	584,440
Inventories, net	542,543	542,910
Assets held for sale	29,334	7,217
Prepaid expenses and other current assets	75,456	71,155
Total current assets	1,498,581	1,460,900
Property, plant and equipment, net	734,810	776,813
Goodwill	679,488	702,867
Intangible assets, net	305,010	401,470
Operating lease right-of-use assets	92,928	115,458
Other non-current assets	76,666	77,193
Total assets	$3,387,483	$3,534,701
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,250	$26,850
Accounts payable	469,566	473,561
Accrued compensation and employee benefits	102,750	93,131
Current portion of operating lease liabilities	28,838	36,389
Accrued distributor fees	102,034	25,621
Liabilities held for sale	7,186	—
Accrued expenses and other current liabilities	142,352	146,773
Total current liabilities	858,976	802,325
Long-term debt	621,702	697,657
Deferred income taxes	94,235	137,971
Operating lease liabilities	59,686	73,521
Other long-term liabilities	75,669	68,920
Total liabilities	1,710,268	1,780,394
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 198.5 million shares and 202.9 million shares issued and outstanding at December 31, 2022 and 2021, respectively	1,985	2,029
Capital in excess of par value of common stock	2,249,698	2,315,399
Accumulated deficit	(527,603)	(525,158)
Accumulated other comprehensive loss	(29,530)	(21,625)
ChampionX stockholders’ equity	1,694,550	1,770,645
Noncontrolling interest	(17,335)	(16,338)
Total equity	1,677,215	1,754,307
Total liabilities and equity	$3,387,483	$3,534,701

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPION X CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash provided by (used for) operating activities:
Net income (loss)	$156,563	$114,240	$(742,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	241,880	237,285	214,362
(Gain) loss on disposal groups	16,515	(38,131)	—
Loss on goodwill and long-lived asset impairments	39,617	—	657,251
Stock-based compensation	20,089	23,178	19,536
Provision for inventory obsolescence and write-downs	26,336	4,968	23,841
Loss on debt extinguishment and modification	4,043	11,098	—
Deferred income tax expense (benefit)	(45,282)	(20,552)	(41,998)
Loss (gain) on disposal of fixed assets	(1,683)	(2,240)	8,037
Amortization of deferred loan costs and accretion of discount	3,751	3,543	3,799
Employee benefit plan expense	2,503	2,605	3,054
Provision (recovery) of bad debt	(1,310)	(2,018)	3,523
Other	695	510	3,306
Changes in operating assets and liabilities:
Receivables	(23,988)	(28,736)	58,210
Inventories	(52,426)	(124,154)	85,893
Prepaid expenses and other current assets	1,265	(2,342)	17,539
Accounts payable	(13,366)	171,398	(18,389)
Accrued compensation and employee benefits	8,735	20,920	9,669
Accrued expenses and other liabilities	57,801	(40,844)	6,674
Leased assets	(25,275)	(5,151)	(4,606)
Other	(3,103)	2,642	2,692
Net cash provided by operating activities	413,360	328,219	310,040

Cash provided by (used for) investing activities:
Capital expenditures	(102,808)	(84,464)	(45,163)
Proceeds from disposal of business	—	66,786	—
Proceeds from sale of fixed assets	18,017	5,236	9,705
Acquisitions, net of cash acquired	(3,198)	(20,095)	57,588
Purchase of investments	—	(4,874)	—
Net cash provided by (used for) investing activities	(87,989)	(37,411)	22,130

Cash provided by (used for) financing activities:
Proceeds from long-term debt	995,038	—	125,000
Repayment of long-term debt	(1,092,950)	(223,413)	(286,493)
Payment of debt issuance costs	(8,008)	—	(4,356)
Dividends paid	(45,594)	—	—
Repurchases of common stock	(180,142)	—	—
Proceeds from exercise of stock options	10,132	8,819	886
Payments related to taxes withheld on stock-based compensation	(11,964)	(9,777)	(3,089)
Distribution to noncontrolling interest	(3,016)	(3,718)	(2,175)
Payment of finance lease obligations	(6,540)	(6,258)	(5,139)
Proceeds expected to be remitted under the Accounts Receivable Facility	18,239	—	—
Net cash used for financing activities	(324,805)	(234,347)	(175,366)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,557)	(2,704)	9,327

Net increase (decrease) in cash and cash equivalents and restricted cash	(4,991)	53,757	166,131
Cash and cash equivalents and restricted cash at beginning of period	255,178	201,421	35,290
Cash and cash equivalents and restricted cash at end of period	$250,187	$255,178	$201,421

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock			Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	Non- controlling Interest	Total
(in thousands)	Shares	Par Value	Capital in excess of par value
December 31, 2019	77,460	$775	$969,174	$107,048	$(44,037)	$3,254	$1,036,214
Cumulative effect of accounting changes	—	—	—	(1,575)	—	—	(1,575)
Issuance of common stock related to the Merger	122,237	1,223	1,262,708	—	—	—	1,263,931
Issuance of replacement awards related to the Merger	—	—	43,964	—	—	—	43,964
Non-controlling interest acquired in the Merger	—	—	—	—	—	(16,052)	(16,052)
Net income (loss)	—	—	—	(743,930)	—	1,577	(742,353)
Other comprehensive loss	—	—		—	13,282	—	13,282
Stock-based compensation	548	4	19,536	—	—	—	19,540
Stock options exercised	135	2	886	—	—	—	888
Taxes withheld on issuance of stock-based awards	—	—	(3,089)	—	—	—	(3,089)
Distributions declared and paid to noncontrolling interest	—	—	—	—	—	(2,175)	(2,175)
December 31, 2020	200,380	2,004	2,293,179	(638,457)	(30,755)	(13,396)	1,612,575
Net income	—	—	—	113,299	—	941	114,240
Other comprehensive income	—	—		—	9,130	—	9,130
Stock-based compensation	840	9	23,178	—	—	—	23,187
Stock options exercised	1,646	16	8,819	—	—	—	8,835
Taxes withheld on issuance of stock-based awards	—	—	(9,777)	—	—	—	(9,777)
Distributions declared and paid to noncontrolling interest	—	—	—	—	—	(3,718)	(3,718)
Currency translation adjustments	—	—	—	—	—	(165)	(165)
December 31, 2021	202,866	2,029	2,315,399	(525,158)	(21,625)	(16,338)	1,754,307
Net income	—	—	—	154,969	—	1,594	156,563
Other comprehensive income	—	—		—	(7,905)	—	(7,905)
Stock-based compensation	933	10	20,079	—	—	—	20,089
Stock options exercised	1,748	17	10,132	—	—	—	10,149
Taxes withheld on issuance of stock-based awards	—	—	(11,964)	—	—	—	(11,964)
Dividends declared to common stockholders ($0.30 per share)	—	—	—	(61,291)	—	—	(61,291)
Repurchase and cancellation of common stock	(7,081)	(71)	(83,948)	(96,123)	—	—	(180,142)
Distributions declared and paid to noncontrolling interest	—	—	—	—	—	(3,016)	(3,016)
Currency translation adjustments	—	—	—	—	—	425	425
December 31, 2022	198,466	$1,985	$2,249,698	$(527,603)	$(29,530)	$(17,335)	$1,677,215
The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

ChampionX Corporation is a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently, and sustainably around the world. Our expertise, innovative products, and digital technologies provide enhanced oil and gas production, transportation, and real-time emissions monitoring throughout the lifecycle of a well.

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

As a result of the Merger, the results of operations of the Chemical Technologies business have been reflected in our accompanying consolidated financial statements from the closing date of the Merger. Results for the periods prior to June 3, 2020 reflect the financial and operating results of Apergy. See Note 3—Merger Transaction, Acquisitions, and Divestitures for additional information on the Merger, and Note 4—Segment Information for additional information on our reporting segments and the Chemical Technologies business.

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

Receivables, net—Accounts receivable are carried at the invoiced amounts, less an allowance for doubtful accounts, and generally do not bear interest. The Company estimates the allowance for doubtful accounts for expected credit losses by analyzing accounts receivable balances through the application of historical write-off and collection trend rates, as well as current economic and market conditions. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Account balances are written off against the allowance when it is determined the receivable will not be recovered.

Inventories, net—Inventories are stated at the lower of cost or net realizable value. The majority of our inventory costs are determined on the first-in, first-out (FIFO) basis. As of December 31, 2022 and 2021, approximately 28% and 33%, respectively, of our total net inventories were accounted for using the last-in, first-out (LIFO) basis. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory.

Inventories consisted of the following:

	December 31,
(in thousands)	2022	2021
Raw materials	$142,571	$186,516
Work in progress	19,582	13,615
Finished goods	467,628	421,702
	629,781	621,833
Inventory reserve	(24,702)	(24,646)
LIFO adjustments (1)	(62,536)	(54,277)
Inventories, net	$542,543	$542,910
_______________________
(1) Represents the amount by which the current cost of LIFO inventories exceeded their carrying value.

Inventories were reduced during 2022, resulting in a liquidation, or partial liquidation, of previous LIFO inventory layers that were carried at a lower cost, as compared with current costs in the current year (“LIFO decrement”). For the year ended December 31, 2022, the effect of this LIFO decrement decreased cost of goods sold by $5.6 million compared to the amounts that would have been recognized under a FIFO basis.

Property, plant and equipment, net—Property, plant and equipment is recorded at cost, or fair value for those assets acquired in a business combination. Depreciation is applied on the straight-line basis over the estimated useful lives of our assets as follows: buildings and improvements 5 to 40 years; machinery and equipment 1 to 20 years; and software 3 to 7 years. Expenditures for maintenance and repairs are expensed as incurred. Gains and losses are realized upon the sale or disposition of assets and are recorded in other expense (income), net on our consolidated statements of income (loss).

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

Goodwill and intangible assets, net—We review goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill allocated to reporting units may exceed their fair value. We initially assess goodwill for impairment based on qualitative factors to determine whether it is necessary to perform a goodwill impairment test. When performing the quantitative assessment, we estimate fair value of our reporting units using an income approach. Our income-based valuation method determines the present value of estimated future cash flows to estimate the fair value of a reporting unit, which requires the use of significant unobservable inputs, and represents a Level 3 fair value measurement. Significant assumptions used in estimating our reporting unit fair values include discount rate, revenue growth rates, future operating margins, future capital expenditures, changes in working capital requirements and terminal growth rates. If the carrying amount exceeds the fair value, an impairment charge will be recognized in an amount equal to the excess; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which generally range from 3 to 15 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the intangible asset may not be recoverable. The carrying amount of an intangible asset is not recoverable to the extent it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value. We have two intangible assets with an indefinite life which are tested annually for impairment.

See Note 7—Goodwill and Intangible Assets for additional information related to our impairment analysis.

Revenue Recognition—Revenue is recognized upon the transfer of control of the related goods and services to the customer. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of control, which typically occurs as title and risk of loss transfers. We account for shipping and handling activities performed after control of a good has been transferred to the customer as a contract fulfillment cost rather than a separate performance obligation. Revenue arrangements with customers may require delivery, installation, testing, or other acceptance provisions to be satisfied before revenue is recognized. Service revenue is recognized as the services are performed.

Estimates are used to determine the amount of variable consideration in contracts, as well as the determination of the standalone selling price among separate performance obligations. No material variable consideration has been identified within our contracts.

Lessor accounting—Our lease arrangements generally allow customers to rent equipment on a daily basis with no stated end date. Customers may return the equipment at any point subsequent to the lease commencement date without penalty. We account for these arrangements as a daily renewal option beginning on the lease commencement date, with the lease term determined as the period in which it is reasonably certain the option will be exercised. Based on our assessment of the lease classification criteria, our lease arrangements have been classified as operating leases. Our lease arrangements generally include lease and non-lease components for which revenue is recognized based on each component’s standalone selling price. Lease revenue is recognized on a straight-line basis over the term of the lease and is included in lease and other revenue in the consolidated statements of income (loss). Non-lease components related to our lease arrangements, such as installation, monitoring and field service support, are recognized in accordance with our revenue recognition accounting policy. Assets in our lease program are reported in property, plant, and equipment, net on our consolidated balance sheets and are depreciated over their estimated useful lives. Certain contracts allow for leased equipment damaged in operation to be charged to the customer. Charges for damaged leased equipment is recorded as product revenue and the remaining net book value of the leased asset is expensed as costs of goods and services in the consolidated statements of income (loss).

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

Stock-based compensation—The cost of stock-based awards is measured at the grant date and is based on the fair value of the award. The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period and is included in selling, general and administrative expense in our consolidated statements of income. Forfeitures are accounted for as they occur, but are not material to the financial statements. Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.

Research and development costs—Research and development costs are expensed as incurred and amounted to $45.1 million, $46.5 million, and $31.2 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in selling, general and administrative expense in the consolidated statements of income (loss).

Income Taxes—Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record valuation allowances related to our deferred tax assets when we determine it is more likely than not the benefits will not be realized. Interest and penalties related to unrecognized tax benefits are recorded as a component of our provision for income taxes. We have approximately $16.9 million of foreign withholding taxes on our undistributed foreign earnings from jurisdictions which impose such taxes.

The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We have elected to account for GILTI tax in the period in which it is incurred.

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

Investments in Affiliated Companies—Investments in companies in which ChampionX does not have a controlling financial interest, but over which it has significant influence, are accounted for using the equity method and reported within other non-current assets in our consolidated balance sheets. ChampionX’s share of the after-tax earnings of equity method investees is included within other expense (income), net in our consolidated statements of income (loss).

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

Foreign currency—Financial statements of operations for which the U.S. dollar is not the functional currency, and are located in non-highly inflationary countries, are translated into U.S. dollars prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the weighted-average monthly exchange rates. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are remeasured into the functional currency using end of period exchange rates or historical rates when applicable to certain balances. Gains and losses related to these re-measurements are recorded in our consolidated statements of income (loss) as a component of other expense (income), net.

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
The adoption of this ASU will not have a material effect on our consolidated financial statements.

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

NOTE 3—MERGER TRANSACTION, ACQUISITIONS, AND DIVESTITURES

Merger Transaction

On June 3, 2020, we completed the acquisition of the Chemical Technologies business. To complete the acquisition, we issued 122.2 million shares of common stock, at a share price of $10.34 per share, in exchange for 100% equity ownership of Chemical Technologies. The total fair value of consideration transferred was $1.3 billion. The purchase price was allocated to the assets and liabilities of the Chemical Technologies business at fair value and we recorded $386.7 million in goodwill associated with the transaction.

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

(in thousands)	Year Ended December 31, 2020
Revenues	$2,775,027
Net income (loss) attributable to ChampionX	(777,553)

Included in the net income (loss) attributable to ChampionX on a pro forma basis were goodwill and long-lived asset impairment charges of $805.0 million during 2020.

Acquisitions

Leak Surveys

On February 23, 2022, we acquired the assets of Leak Surveys, a leader in optical gas imaging technology that provides aerial and ground-based emissions leak detection to the oil and gas industry. Our operations from the acquired assets are included in our Production & Automation Technologies segment. Under the terms of the agreement, we paid an initial amount of $3.2 million, net of cash acquired, with an additional $0.5 million payable on the first anniversary of the closing date. We may also be required to make future payments of up to an additional $2.5 million, contingent on the future performance of the business. As part of our purchase price allocation, we recorded goodwill of $6.3 million. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

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

Divestitures

Russia

Given the continued economic pressure and sanctions imposed by the United States, European Union, and United Kingdom, we have initiated a plan to dispose of our operations in Russia (the “CT Russia Business”), which is included in our Production Chemical Technologies segment. As a result, the CT Russia Business met the criteria to be classified as held for sale as of June 30, 2022, which required us to present the related assets and liabilities as separate line items in our consolidated balance sheet. We recorded an initial charge of $22.9 million during the second quarter of 2022, in order to properly reflect the carrying value of the disposal group at the lower of its carrying value or fair value less any costs to sell. The loss on disposal group did not include write downs of individual assets, rather was recognized as a valuation allowance against the disposal group as a whole. The loss is reflected in long-lived asset impairment on the consolidated statement of income (loss).

We assess the fair value of a long-lived asset or disposal group (less any costs to sell) each reporting period that it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Subsequent to the initial charge, we recognized a gain of $6.4 million for the three months ended September 30, 2022, to properly reflect the carrying value of the disposal group at the lower of its carrying value or fair value less any costs to sell, which was also recognized in long-lived asset impairments and (gain) loss on disposal groups on the consolidated statement of income (loss). No material adjustments were identified during the three months ended December 31, 2022. Upon the ultimate disposition, we will recognize the cumulative translation adjustment balance associated with the CT Russia Business in our consolidated statement of income as part of the gain or loss on the sale.

The following table presents information related to the major classes of assets and liabilities that were held for sale in our consolidated balance sheet:

CT Russia Business
(in thousands)	December 31, 2022
Receivables	$7,168
Inventory	5,801
Prepaid expenses and other current assets	6,838
Property, plant, and equipment	3,683
Goodwill	2,695
Intangible assets	5,500
Operating lease right-of-use assets	1,504
Other long-term assets	2,993
Loss on disposal group	(16,515)
Total assets held for sale	$19,667
Accounts payable	$1,846
Other current liabilities	2,491
Other noncurrent liabilities	2,849
Total liabilities held for sale	$7,186

Other

We have certain other assets, primarily property, plant and equipment, that aggregate to $9.7 million held for sale as of December 31, 2022 that are reflected in our consolidated balance sheet.

The Corsicana Plant

On September 7, 2021, we sold the U.S.-based assets associated with our chemical manufacturing plant in Corsicana, Texas (the “Corsicana Plant”) for a total purchase price of $70.0 million, subject to certain closing costs, pursuant to an Asset Purchase Agreement. The sale constituted an asset sale for accounting purposes.

Upon closing of the transaction, we received $68.8 million in cash, including $3.5 million to be held in escrow for one year to cover post-closing indemnification obligations and is included in restricted cash on our consolidated balance sheet as of December 31, 2021. Proceeds from the sale were used to pay down debt and make further progress toward our long-term leverage target. As of December 31, 2022, the escrow account has been settled.

Pursuant to the Asset Purchase Agreement, we sold all of our property, plant and equipment as well as all other assets necessary to operate the Corsicana Plant. Total assets sold primarily consisted of $23.6 million in property, plant and equipment, $2.2 million in inventory, and $1.8 million in spare parts. We recognized a net gain of $38.1 million, which is included in other (income) expense, net in our consolidated statements of income (loss) for the year ended December 31, 2021 and reflected in our Reservoir Chemical Technologies segment.

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

We refer to our Production Chemical Technologies segment and our Reservoir Chemical Technologies segment collectively as our Chemical Technologies business. Although Reservoir Chemical Technologies is not required to be disclosed separately as a reportable segment, based on materiality, management believes the additional information may contribute to a better understanding of the business. Other business activities that do not meet the criteria of an operating segment have been combined into Corporate and other. Corporate and other includes (i) corporate and overhead expenses, and (ii) revenue and costs for activities that are not operating segments.

Segment revenue and segment operating profit

	Years Ended December 31,
(in thousands)	2022	2021	2020
Segment revenue:
Production Chemical Technologies	$2,347,526	$1,842,400	$992,805
Production & Automation Technologies	954,646	762,371	615,918
Drilling Technologies	229,479	172,066	116,186
Reservoir Chemical Technologies	145,197	141,095	61,507
Corporate and other (1)	129,100	157,058	113,580
Total revenue	$3,805,948	$3,074,990	$1,899,996

Income (loss) before income taxes:
Segment operating profit (loss):
Production Chemical Technologies	$239,936	$165,463	$94,294
Production & Automation Technologies	89,133	45,635	(697,937)
Drilling Technologies	54,512	30,409	2,574
Reservoir Chemical Technologies	(90,212)	30,311	(6,198)
Total segment operating profit (loss)	293,369	271,818	(607,267)
Corporate and other (1)	51,359	67,212	103,751
Interest expense, net	45,204	51,921	51,731
Income (loss) before income taxes	$196,806	$152,685	$(762,749)
____________________
(1)    Corporate and other includes costs not directly attributable or allocated to our reportable segments such as corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest. Additionally, the sales and expenses related to the Cross Supply Agreement with Ecolab are included within Corporate and other. See Note 3—Merger Transaction, Acquisitions, and Divestitures for further information.

Geographic information

	December 31,
(in thousands)	2022	2021
Property, plant, and equipment, net:
United States	$481,908	$492,766
Singapore	89,015	100,259
Canada	70,132	77,501
Other Countries	93,755	106,287
Total property, plant, and equipment, net	$734,810	$776,813

See Note 5—Revenue for information related to revenue by geography and end markets.

Other business segment information

	Capital Expenditures Years Ended December 31,
(in thousands)	2022	2021	2020
Chemical Technologies (1)	$41,782	$38,915	$10,498
Production & Automation Technologies	56,363	40,137	32,100
Drilling Technologies	3,732	2,826	1,736
Corporate and other	931	2,586	829
Total	$102,808	$84,464	$45,163
(1)    Our Chemical Technologies business has an integrated supply chain function that serves the Production Chemical Technologies and Reservoir Chemical Technologies reportable segments. As such, capital expenditure information by each reportable segment has not been provided and is not available, since the Company does not produce or utilize such information.

	Depreciation & Amortization Years Ended December 31,
(in thousands)	2022	2021	2020
Production Chemical Technologies	$91,875	$98,049	$58,328
Production & Automation Technologies	103,592	101,575	130,725
Drilling Technologies	6,639	7,295	7,940
Reservoir Chemical Technologies	14,662	10,295	5,741
Corporate and other	25,112	20,071	11,628
Total	$241,880	$237,285	$214,362

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

In certain geographical areas, the Company utilizes joint ventures and independent third-party distributors and sales agents to sell and market products and services. Amounts payable to independent third-party distributors and sales agents may fluctuate based on sales and timing of distributor fee payments. For services rendered by such independent third-party distributors and sales agents, the Company records the consideration received on a net basis within product revenue in our consolidated statements of income (loss). Additionally, amounts owed to distributors and sales agents are reported within accrued distributor fees within our consolidated balance sheets.

Revenue disaggregated by geography was as follows:

	Year Ended December 31, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$851,057	$738,178	$180,912	$88,108	$76,461	$1,934,716
Latin America	594,737	21,756	7	13,887	3,100	633,487
Middle East & Africa	307,154	66,918	6,628	26,876	2,314	409,890
Canada	296,623	73,561	14,529	1,933	116	386,762
Europe	194,034	13,655	20,911	3,439	13,936	245,975
Asia-Pacific	35,536	6,170	6,434	3,115	33,173	84,428
Australia	21,866	34,318	33	299	—	56,516
Other	46,519	90	25	7,540	—	54,174
Total revenue	$2,347,526	$954,646	$229,479	$145,197	$129,100	$3,805,948

	Year Ended December 31, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$653,826	$583,010	$136,351	$88,313	$105,855	$1,567,355
Latin America	364,386	18,454	—	15,220	4,741	402,801
Middle East & Africa	268,096	53,995	5,408	22,140	8,896	358,535
Canada	263,887	58,927	13,474	2,739	342	339,369
Europe	180,269	6,088	11,810	4,315	11,617	214,099
Asia-Pacific	43,593	7,229	3,358	4,585	25,607	84,372
Australia	28,388	34,451	130	135	—	63,104
Other	39,955	217	1,535	3,648	—	45,355
Total revenue	$1,842,400	$762,371	$172,066	$141,095	$157,058	$3,074,990

	Year Ended December 31, 2020
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$318,460	$458,690	$82,812	$31,907	$72,948	$964,817
Latin America	202,177	21,679	22	4,283	3,650	231,811
Middle East & Africa	164,480	45,026	1,146	14,292	15,254	240,198
Canada	129,210	32,709	9,029	1,414	640	173,002
Europe	116,192	10,521	11,840	1,990	12,052	152,595
Asia-Pacific	28,023	5,549	9,141	2,267	9,041	54,021
Australia	13,225	41,233	110	274	—	54,842
Other	21,038	511	2,086	5,080	(5)	28,710
Total revenue	$992,805	$615,918	$116,186	$61,507	$113,580	$1,899,996
_______________________
(1)    Revenues associated with sales under the Cross Supply Agreement with Ecolab are included within Corporate and other. See Note 3—Merger Transaction, Acquisitions, and Divestitures for further information.

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

Within our Production Chemical Technologies and Reservoir Chemical Technologies segments, revenue recognized from the sale of products is recognized at the point in time when the obligations in the contract with the customer are satisfied, which generally occurs with the delivery of the product. Within our Production & Automation Technologies and Drilling Technologies reportable segments, substantially all of our performance obligations are recognized at a point in time and are primarily related to product revenue derived from the sale of drilling and production equipment. Revenue is recognized when control transfers to the customer upon shipment or completion of installation, testing, or certification as required under the contract. Within our ESP leased asset program, when stipulated in the contract, equipment damaged in operation is charged to the customer and recognized as product revenue. Service and lease revenue are recognized over time when the services are provided to the customer or when the customer receives the benefit of the leased equipment.

Remaining performance obligations
As of December 31, 2022, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

	December 31,
(in thousands)	2022	2021
Contract assets	$—	$—
Contract liabilities	14,113	15,246

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

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2022	2021
Land and land improvements	$125,531	$134,913
Buildings and improvements	308,278	309,821
Software	55,400	44,295
Machinery, equipment and other	938,827	906,651
	1,428,036	1,395,680
Accumulated depreciation	(693,226)	(618,867)
Property, plant and equipment, net	$734,810	$776,813

Depreciation expense was $154.6 million, $149.8 million, and $142.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2020	$351,057	$191,537	$101,136	$36,864	$680,594
Acquisition (1)	2,500	13,893	—	—	16,393
Foreign currency translation	3,081	37	—	2,762	5,880
December 31, 2021	356,638	205,467	101,136	39,626	702,867
Acquisition (1)	—	6,345	—	—	6,345
Allocated to disposal group (2)	(2,695)	—	—	—	(2,695)
Impairment	—	—	—	(39,617)	(39,617)
Foreign currency translation	13,141	(544)	—	(9)	12,588
December 31, 2022	$367,084	$211,268	$101,136	$—	$679,488
_______________________
(1)    See Note 3—Merger Transaction, Acquisitions, and Divestitures for additional information related to the acquisitions completed during July 2021, December 2021, and February 2022.
(2)    See Note 3—Merger Transaction, Acquisitions, and Divestitures for additional information on the reclassification of assets and liabilities held for sale related to our Russia CT Business.

As part of our annual goodwill impairment analysis, on October 1, we performed a quantitative goodwill impairment analysis for each of our reporting units. As part of our forecasted operating plan that takes place during the fourth quarter of 2022, we adjusted the future projected cash flows from our Reservoir Chemical Technologies reporting unit given our market focus and relative size of the business within our portfolio. We determined that the fair values were less than the respective carrying values for our Reservoir Chemical Technologies reporting unit. As a result, we recorded a goodwill impairment charge totaling $39.6 million to write off the remaining goodwill within that reporting unit. There were no negative conditions, or triggering events, that occurred prior to our annual goodwill impairment analysis requiring us to perform an impairment review. The entire goodwill impairment charge is non-taxable and was recognized in determining our effective tax rate for the period.

Intangible Assets

During 2021, we recorded $10.2 million of acquired intangible assets as part of the Tomson Technologies LLC and Group 2 Technologies LLC acquisition. See Note 3—Merger Transaction, Acquisitions, and Divestitures, for additional information.

The components of our definite- and indefinite-lived intangible assets were as follows:

	December 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships (1)	$582,466	$407,212	$175,254	$593,242	$365,773	$227,469
Unpatented technologies	142,760	56,264	86,496	142,540	37,264	105,276
Favorable supply agreements (2)	57,000	49,056	7,944	59,000	30,546	28,454
Trademarks	59,856	36,048	23,808	59,873	32,270	27,603
Patents	38,175	31,481	6,694	38,735	31,080	7,655
Other	5,274	5,260	14	5,390	5,177	213
	885,531	585,321	300,210	898,780	502,110	396,670
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$890,331	$585,321	$305,010	$903,580	$502,110	$401,470
_______________________
(1)    During 2022, we reclassified $5.5 million of net intangible assets related to our Russia CT Business within our Production Chemical Technologies segment to assets held for sale. See Note 3—Merger Transaction, Acquisitions, and Divestitures for further information.
(2)    During 2022, we wrote off the remaining $1.3 million of favorable supply agreements within our Reservoir Chemical Technologies segment as part of the restructuring plan to exit certain product lines.

Amortization expense related to our intangible assets was $87.3 million, $87.4 million, and $70.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Estimated future amortization expense related to intangible assets held as of December 31, 2022, is as follows:

(in thousands)	Estimated Amortization
2023	$61,281
2024	48,265
2025	37,196
2026	36,838
2027	25,763

NOTE 8—DEBT

Long-term debt consisted of the following:

	December 31,
(in thousands)	2022	2021
2022 Revolving Credit Facility	$25,000	$—
2018 Term Loan Facility	—	140,000
2020 Term Loan Facility	—	496,725
2022 Term Loan Facility	623,438	—
6.375% Senior Notes due 2026	—	92,041
Total	648,438	728,766
Net unamortized discounts and issuance costs	(20,486)	(4,259)
Total long-term debt	627,952	724,507
Current portion of long-term debt (1)	(6,250)	(26,850)
Long-term debt, less current portion	$621,702	$697,657
_______________________
(1) Includes the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of December 31, 2022 and the 2020 Term Loan Facility as of December 31, 2021.

2022 Credit Facility

On May 9, 2018, we entered into a credit agreement (the “Credit Agreement”) governing the terms of, among other things, a seven-year senior secured term loan B facility that had an initial commitment of $415.0 million (the “2018 Term Loan Facility”), and on June 3, 2020, ChampionX Holding Inc. entered into a term loan facility for $537.0 million (the “2020 Term Loan Facility”).

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the Credit Agreement. The Restated Credit Agreement provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135.0 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022, with the aggregate proceeds used to repay outstanding amounts under our Credit Agreement, repay and terminate our 2020 Term Loan Facility, and to redeem all outstanding 6.375% Senior Notes due 2026 (the “Notes”). Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. The initial amount drawn on the 2022 Revolving Credit Facility has been repaid. As of December 31, 2022, we had $25.0 million outstanding on the 2022 Revolving Credit Facility.

2022 Term Loan Facility

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which began on December 30, 2022. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of December 31, 2022.

At the Company’s election, outstanding borrowings under the Senior Secured Credit Facility will accrue interest at a per annum rate of (i) an adjusted SOFR rate plus the applicable spread or (ii) a base rate plus the applicable spread. On June 29, 2022, the Company executed a five-year amortizing floating-to-fixed interest rate swap to hedge our exposure to increases in variable interest rates on the 2022 Term Loan Facility. This interest rate swap agreement is based on a $300.0 million notional amount for the first three years, reducing to $150.0 million for years four and five. See Note 16—Fair Value Measurements and Note 17—Derivatives and Hedging Transactions for additional information on interest rate swaps.

2020 Term Loan Facility

The 2020 Term Loan Facility was entered into on June 3, 2020, and had an initial commitment of $537.0 million. Proceeds were utilized to fund a cash payment of $527.4 million to Ecolab upon the completion of the Merger. The remaining balance was repaid June 7, 2022.

2018 Term Loan Facility

The 2018 Term Loan Facility had an initial commitment of $415.0 million, which was funded on May 9, 2018. The remaining balance was repaid on June 7, 2022.

Senior Notes

On May 3, 2018, we completed the offering of $300.0 million in aggregate principal amount of Notes. All remaining Notes were redeemed June 7, 2022.

Redemptions and Repurchase

In connection with the Restated Credit Agreement, as noted above, we completed the redemption of all of the remaining Notes at 103.188% of the principal amount thereof during 2022. We redeemed $92.0 million in aggregate principal amount of the Notes for $95.6 million in cash, including $0.6 million in accrued interest. In connection with these redemptions, we recognized a net loss of approximately $3.9 million for 2022, inclusive of the write off of the remaining unamortized debt financing costs related to the Notes, which is included in other expense (income), net in our consolidated statements of income (loss).

During 2021, the Company completed the redemption of certain of the Company’s 6.375% Senior Notes at 104.781% of the principal amount thereof. We repurchased $185.0 million in aggregate principal amount of the Senior Notes for $196.6 million in cash, including $2.7 million in accrued interest. In connection with these redemptions, we recognized a net loss of approximately $11.1 million for the year ended December 31, 2021, inclusive of the write off of unamortized debt financing costs related to the extinguished portion of the Senior Notes, which is included in other expense (income), net in our consolidated statements of income (loss).

As of December 31, 2022, aggregate contractual future principal payments on long-term debt are as follows:

(in thousands)	Principal Payments(1)
2023	$6,250
2024	6,250
2025	6,250
2026	6,250
2027	31,250
Thereafter	592,188
Total	$648,438
_______________________
(1) Principal payments included relate to our 2022 Term Loan Facility. See Note 10—Leases for future payments related to finance lease obligations.

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

In connection with the Merger, we entered into agreements with Ecolab that govern the treatment between Ecolab and us for certain indemnification matters and litigation responsibility. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and to place financial responsibility for the obligations and liabilities of Ecolab’s business with Ecolab. The separation and distribution agreement also establishes procedures for handling claims subject to indemnification and related matters. In addition, pursuant to the tax matters agreement relating to the Merger (the “Tax Matters Agreement”) we have agreed to indemnify Ecolab and its affiliates for (i) all taxes for which ChampionX is responsible as defined within the Tax Matters Agreement, (ii) all taxes resulting from a breach by ChampionX of any of its representations (but only to the extent relating to a breach occurring after the consummation of the Merger) or any of its covenants under the Tax Matters Agreement, (iii) all taxes resulting from an acquisition after the Merger of any of the stock or assets of ChampionX, other than as a result of the Merger or a repayment of the 2018 Credit Facility, 2018 Term Loan Facility, or 2020 Term Loan Facility and (iv) reasonable costs and expenses (including reasonable attorneys’ fees and expenses) related to the foregoing.

As of December 31, 2022 and December 31, 2021, we had $82.4 million and $80.2 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

Supply Agreements

Vendor Supply Agreement

We acquired a Vendor Supply Agreement from Ecolab as part of the Merger discussed in Note 3—Merger Transaction, Acquisitions, and Divestitures. Ecolab made payments in the aggregate of $25.0 million and the Company assumed the receivable for the repayment of this loan. The loan receivable is required to be repaid with 4% interest on the unapplied discount, totaling $30.0 million to be paid back in discounts. The fair value of the expected future cash flows as of December 31, 2022 and December 31, 2021, was $14.6 million and $14.1 million, respectively, and included in other non-current assets on our consolidated balance sheets.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 11 locations, the majority of which are in the U.S., and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of December 31, 2022 and December 31, 2021, environmental liability accruals related to these locations were $5.9 million and $6.8 million, respectively.

Prior to our separation as an independent publicly traded company in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma (“Norris”). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of

Environmental Quality (“ODEQ”). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated, however, there have been no changes to our estimated liability as of December 31, 2022.

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after an explosion and fire, resulting in a massive oil spill. Certain entities that are now subsidiaries of ChampionX as a result of the Merger (collectively the “COREXIT Defendants”) supplied COREXIT™ 9500, an oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule, which was used in the response to the spill. In connection with the provision of COREXIT™ 9500, the COREXIT Defendants were named in several lawsuits. Cases arising out of the Deepwater Horizon accident were administratively transferred and consolidated for pre-trial purposes under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 in the United States District Court in the Eastern District of Louisiana (E.D. La.) (“MDL 2179”). Claims related to the response to the oil spill were consolidated in a master complaint captioned the “B3 Master Complaint.” In 2011, Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) named the COREXIT Defendants and other unaffiliated companies as first party defendants (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against the COREXIT Defendants and other unaffiliated cross defendants. In April and June 2011, in support of its defense of the claims against it, the COREXIT Defendants filed counterclaims against the Cross Claimants. On May 18, 2012, the COREXIT Defendants filed a motion for summary judgment as to the claims in the B3 Master Complaint. On November 28, 2012, the Court granted the COREXIT Defendants’ motion and dismissed with prejudice the claims in the B3 Master Complaint asserted against the COREXIT Defendants. There currently remains one “B3” case that had asserted claims against the COREXIT Defendants and that remains pending against other defendants. Because the Court’s decision was not a “final judgment” for purposes of appeal with respect to those claims, under Federal Rule of Appellate Procedure 4(a), plaintiff will have 30 days after entry of final judgment in the case to appeal the Court’s summary judgment decision.

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

NOTE 10—LEASES

Lessee Accounting

We have operating and finance leases for real estate, vehicles, and equipment. Certain of our vehicle leases include residual value guarantees, which have been excluded from the measurement of our lease liabilities as we do not believe it is probable the residual value guarantees will be paid at the end of the lease. Our real estate and vehicle leases generally include options to renew or extend the lease term at our discretion. These options are included in the measurement of our lease liabilities only when it is reasonably certain that we will exercise these rights.

Balance sheet presentation—Leases are presented in our consolidated balance sheet as follows:

		December 31,
(in thousands)	Balance Sheet Classification	2022	2021
Right-of Use Assets:
Finance leases	Property, plant, and equipment, net	$17,435	$8,048
Operating leases	Operating lease right-of-use assets	92,928	115,458
Total lease right-of-use assets		110,363	123,506
Lease Liabilities:
Finance leases - current	Accrued expenses and other current liabilities	$5,983	$4,006
Finance leases	Other long-term liabilities	11,955	4,498
Operating leases - current	Current portion of operating lease liabilities	28,838	36,389
Operating leases	Operating lease liabilities	59,686	73,521
Total lease liabilities		$106,462	$118,414

Components of total lease cost—Components of total lease cost were as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$6,024	$5,855
Interest on lease liabilities	695	510
Operating lease cost	42,365	41,113
Short-term and variable lease cost	24,291	21,756
Sublease income	—	(18)
Total lease cost	$73,375	$69,216

Lease term and discount rate—Our weighted-average remaining lease term and weighted-average discount rate for operating and finance leases are as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating lease	6.5	6.9
Finance lease	3.5	2.7
Weighted-average discount rate:
Operating lease	5.9%	5.3%
Finance lease	5.7%	5.0%

Maturity Analysis—Future minimum payments, as determined in accordance with ASC 842, on our operating and finance leases as of December 31, 2022 are as follows:

(in thousands)	Operating	Finance
2023	$34,751	$6,539
2024	26,651	5,850
2025	16,470	3,754
2026	8,534	2,050
2027	5,244	1,519
Thereafter	18,118	247
Total future minimum lease payments	109,768	19,959
Interest included within lease payments	(21,244)	(2,021)
Total lease liabilities	$88,524	$17,938

Lessor Accounting

Lease revenue is primarily generated from our ESP leased asset program within our Production & Automation Technologies segment. An ESP rental unit has components consisting of surface, downhole and cable equipment. The average length of these arrangements generally range from 12 months to 14 months. Lease revenue for our leased asset programs was $71.1 million and $65.4 million for the years ended December 31, 2022 and 2021, respectively.

Leased assets—Components of our leased asset program, all of which are included within property, plant, and equipment, net on our consolidated balance sheet, are as follows:

(in thousands)	Useful life	December 31, 2022
Cable equipment	18 months	$56,957
Downhole equipment	18 months	31,186
Surface equipment	5 years	87,030
Other lease equipment	3 - 5 years	12,224
		187,397
Accumulated depreciation		(115,161)
Leased assets, net		$72,236

Depreciation expense on our leased assets was $47.2 million and $43.7 million for the year ended December 31, 2022 and 2021, respectively.

NOTE 11—RESTRUCTURING

We approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions during the current and prior periods. During the second quarter of 2022, the restructuring plans included the exit of one of our product lines within the Reservoir Chemical Technologies segment. The exit of this product line was completed during the third quarter of 2022 and as such, we recognized additional restructuring charges primarily related to certain contract termination costs as well as the exit of facilities. Liabilities for these contract termination costs are recognized and measured at fair value in the period in which we cease using the rights conveyed by the existing contracts. We are exploring avenues to settle our contracts related to the discontinued products in a favorable manner to the Company. As we settle such contracts, we record the adjustment to the same financial statement line item as the initial charge was taken, including a $22.9 million reduction in the liability during the fourth quarter of 2022. We expect this restructuring plan to be complete during 2023.

As a result, we recognized net charges of $68.1 million during 2022, consisting primarily of contract termination costs, employee severance and related benefits, disposals of equipment and warehouse closures, partially offset by gains realized on the sale of facilities. During 2021 and 2020, we recorded restructuring and other charges of $13.3 million and $23.3 million, respectively.

The following table presents the restructuring and other related charges by segment as classified in our consolidated statements of income (loss).

	Years Ended December 31,
(in thousands)	2022	2021	2020
Segment restructuring charges:
Production Chemical Technologies	$13,899	$6,508	$5,241
Production & Automation Technologies	1,111	5,441	11,814
Drilling Technologies	—	—	5,521
Reservoir Chemical Technologies	47,692	415	348
Corporate and other	5,400	910	367
Total	$68,102	$13,274	$23,291

Statements of Income (Loss) classification:
Cost of goods and services	$47,216	$6,554	$13,955
Selling, general and administrative expense	20,886	6,720	9,336
Total	$68,102	$13,274	$23,291

Our liability balance for restructuring and other related charges at December 31, 2022 reflects contract termination costs, employee severance and related benefits initiated during the period.

The following table details our restructuring accrual activities during the year ended December 31, 2022:

(in thousands)	Restructuring Accrual Balance
December 31, 2021	$3,743
Restructuring charges	68,102
Asset sales and write-offs	(16,718)
Payments	(26,548)
Other, including foreign currency translation	(61)
December 31, 2022	$28,518

NOTE 12—EMPLOYEE BENEFIT PLANS

The Company sponsors several pension and post-employment benefit plans in the U.S. and internationally, of which, approximately half of such plans are frozen to new participants.

We recognized net actuarial gains in the amount of $2.9 million and $8.5 million during the years ended December 31, 2022 and 2021, respectively, and net actuarial losses of $5.5 million during the year ended December 31, 2020. The actuarial gains and losses are reflected in our consolidated statements of comprehensive income (loss). The net unfunded liability of the plans as of December 31, 2022 and 2021 was approximately $9.1 million and $13.9 million, respectively, and is included in other long-term liabilities within our consolidated balance sheets. The net periodic benefit expense was $1.3 million, $2.5 million, and $3.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

In connection with the Merger, the Company entered into the Employee Matters Agreement dated December 18, 2019, which provided the terms in which certain Ecolab share-based awards held by legacy ChampionX employees were replaced with share-based awards of the Company on the merger date. The fair value of the replacement awards has been allocated between each employee’s pre-combination and post-combination services. Amounts allocated to pre-combination services have been included as consideration transferred as part of the Merger. See Note 3—Merger Transaction, Acquisitions, and Divestitures for a summary of consideration transferred. Compensation costs of $15.8 million allocated to post-combination services was recorded as stock-based compensation expense over each employees’ remaining service period of approximately two years from the Merger date.

Stock-based compensation expense is reported within selling, general and administrative expense in the consolidated statements of income (loss). Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Years Ended December 31,
	2022	2021	2020
Stock-based compensation expense	$20,089	$23,178	$19,536
Tax benefit	(4,492)	(5,257)	(4,478)
Stock-based compensation expense, net of tax	$15,597	$17,921	$15,058

SARs

We did not issue SARs during 2022, 2021 or 2020. A summary of activity relating to SARs outstanding for the year ended December 31, 2022, is as follows:

	SARs
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	393,523	$29.94
Forfeited / expired	(1,758)	34.13
Exercised	(105,659)	24.94
Outstanding at December 31, 2022	286,106	$31.77	3.3	$250

Exercisable at December 31, 2022	286,106	$31.77	3.3	$250

There is no unrecognized compensation expense related to SARs, as all SARs are exercisable as of December 31, 2022.

Other information regarding the exercise of SARs is presented below:

(in thousands)	2022	2021	2020
SARs:
Fair value of SARs that became exercisable	$—	$—	$878
Aggregate intrinsic value of SARs exercised	634	71	—

Performance Share Awards - ChampionX

Market Vesting Conditions

We granted 173,960, 166,519, and 121,261 performance share awards subject to market vesting conditions during 2022, 2021, and 2020, respectively, under the 2018 Plan. These awards vest if ChampionX achieves certain pre-established performance targets based on specified performance criteria over a performance period of not less than 3 years. The performance targets for these awards are classified as a market vesting condition, therefore the compensation cost was calculated using the grant date fair value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events. The fair value used in determining stock-based compensation expense of the performance share awards issued in 2022, 2021, and 2020, is as follows:

Performance shares:	2022	2021	2020
Fair value per share at date of grant	$23.90	$26.32	$14.55

Performance Vesting Conditions

We granted 173,960 and 166,519 performance share awards subject to performance vesting conditions during 2022 and 2021, respectively, under the 2018 Plan. We did not grant any of this type of award in 2020. These awards are considered performance condition awards as attainment is based on ChampionX’s performance relative to established internal metrics. The fair value of these awards was determined using ChampionX’s closing stock price on the date of grant.

The fair value and average attainment used in determining stock-based compensation expense of the performance shares issued in 2022 and 2021 are as follows:

Performance shares:	2022	2021
Fair value per share at date of grant	$20.55	$17.61
Average attainment rate reflected in expense	100%	100%

A summary of activity for ChampionX’s performance share awards under the 2018 Plan for the year ended December 31, 2022, is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2022	505,509	$24.26
Granted	347,920	22.23
Forfeited	(6,022)	22.10
Vested	(72,410)	48.83
Unvested at December 31, 2022	774,997	$21.07

Unrecognized compensation expense related to unvested performance share awards as of December 31, 2022, was $8.1 million, which will be recognized over a weighted average period of 1.7 years.

Restricted Stock Units

Restricted stock units may be granted at no cost to certain officers and key employees. Restricted stock units generally vest over a three- or four-year period.

A summary of activity for restricted stock units for the year ended December 31, 2022, is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2022	2,342,107	$14.49
Granted	975,484	20.99
Forfeited	(240,094)	15.92
Vested	(1,280,277)	14.38
Unvested at December 31, 2022	1,797,220	$18.64

Unrecognized compensation expense relating to unvested restricted stock units as of December 31, 2022, was $20.7 million, which will be recognized over a weighted average period of 1 year.

Non-Qualified Stock Options

We did not grant non-qualified stock options in 2022 or 2021. All outstanding non-qualified stock options were issued to employees of the Chemical Technologies business upon the closing of the Merger as replacement awards for options originally granted to them by Ecolab. A summary of activity for non-qualified stock options for the year ended December 31, 2022 is as follows:

	Non-Qualified Stock Options
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	5,488,653	$6.18
Granted	—	—
Forfeited / expired	(2,859)	7.54
Exercised	(1,748,137)	5.82
Outstanding at December 31, 2022	3,737,657	$6.35	4.2	$84,004

Exercisable at December 31, 2022	3,737,657	$6.35	4.2	$84,004

We had no unrecognized compensation expense relating to unvested stock options as of December 31, 2022.

During the year ended December 31, 2022, the total intrinsic value of stock options exercised was approximately $37.1 million and cash received from stock options exercised was approximately $10.1 million. The cash tax benefit from stock options exercised during the year ended December 31, 2022 was approximately $4.2 million.

NOTE 14—STOCKHOLDERS’ EQUITY

Dividends

On February 4, 2022, our Board of Directors (“Board”) approved a plan to initiate a regular quarterly cash dividend of $0.075 per share on the Company’s common stock. Our most recent quarterly cash dividend of $0.075 per share was declared on November 10, 2022, and was paid on January 27, 2023 to shareholders of record on January 6, 2023. During 2022, we declared cash dividends of $0.30 per share. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. On October 24, 2022, our Board increased the authorization under this program to $750 million. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During 2022, we repurchased and cancelled 7,080,781 shares of common stock at a volume-weighted average price of $25.42 per share for a total of $180.1 million, including commissions.

Accumulated other comprehensive loss

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation	Defined Pension and Other Post-Retirement Benefits	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
December 31, 2020	$(14,965)	$(13,470)	$(2,320)	$(30,755)
Other comprehensive income (loss) before reclassifications, net of tax	(4,465)	8,712	3,601	7,848
Reclassification adjustment for net losses included in net income, net of tax	—	1,282	—	1,282
Other comprehensive income (loss), net of tax	(4,465)	9,994	3,601	9,130
December 31, 2021	(19,430)	(3,476)	1,281	(21,625)
Other comprehensive income (loss) before reclassifications, net of tax	(18,592)	2,879	7,558	(8,155)
Reclassification adjustment for net losses included in net income, net of tax	—	250	—	250
Other comprehensive income (loss), net of tax	(18,592)	3,129	7,558	(7,905)
December 31, 2022	$(38,022)	$(347)	$8,839	$(29,530)

Reclassifications from accumulated comprehensive loss—Reclassification adjustments from accumulated other comprehensive loss to net income related to defined pension and other post-retirement benefits consisted of the following:

	Years Ended December 31,			Affected line items on the consolidated statements of income
(in thousands)	2022	2021	2020
Amortization of actuarial loss and net transition obligation(1)	$340	$1,532	$492	Other expense, net
Amortization of prior service cost (1)	14	77	—	Other expense, net
Settlement loss (1)	—	—	698	Other expense, net
	354	1,609	1,190	Income before income taxes
	(104)	(327)	(329)	Provision for (benefit from) income taxes
	$250	$1,282	$861	Net income
_______________________
(1)     These accumulated comprehensive loss components are included in the computation of net periodic benefit cost (See Note 12—Employee Benefit Plans for additional information).

NOTE 15—EARNINGS PER SHARE

On June 3, 2020, 122.2 million shares of our common stock were issued in conjunction with the acquisition of the legacy ChampionX business. See Note 3—Merger Transaction, Acquisitions, and Divestitures for additional information.

A reconciliation of the number of shares used for the basic and diluted earnings (loss) per share calculation was as follows:

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net income (loss) attributable to ChampionX	$154,969	$113,299	$(743,930)

Weighted-average number of shares outstanding	201,740	201,579	148,370
Dilutive effect of stock-based compensation	5,519	6,746	—
Total shares and dilutive securities	207,259	208,325	148,370

Basic earnings per share attributable to ChampionX	$0.77	$0.56	$(5.01)
Diluted earnings per share attributable to ChampionX	$0.75	$0.54	$(5.01)

For all periods presented, the computation of diluted earnings (losses) per share excludes awards with an anti-dilutive impact. For the years ended December 31, 2022 and 2021, the diluted shares include the dilutive impact of equity awards except for approximately 0.4 million shares and 0.4 million shares, respectively, that were excluded because their inclusion would be anti-dilutive. For the year ended December 31, 2020, we excluded all outstanding equity awards from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive as we were in a loss position.

NOTE 16—FAIR VALUE MEASUREMENTS
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
	Measurement Level	December 31,
(in thousands)		2022	2021
Assets
Foreign currency forward contracts	Level 2	$7,066	$4,081
Interest rate swaps	Level 2	8,476	—
Total		$15,542	$4,081

Liabilities
Foreign currency forward contracts	Level 2	$4,209	$3,773
Interest rate swaps	Level 2	—	—
Total		$4,209	$3,773

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

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$25,000	$25,000	$—	$—
2018 Term Loan Facility	$—	$—	$140,000	$138,950
2020 Term Loan Facility	$—	$—	$496,725	$502,313
2022 Term Loan Facility	$623,438	$610,969	$—	$—
6.375% Senior Notes due 2026	$—	$—	$92,041	$95,805

Impairment of Goodwill and Long-lived Assets

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

NOTE 17—DERIVATIVES AND HEDGING TRANSACTIONS

The Company uses foreign currency forward contracts to manage risks associated with foreign currency exchange rates. The Company also utilizes floating-to-fixed interest rate swap agreements as cash flow hedges on certain debt to mitigate interest rate risk. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. Derivative contracts are recorded as assets and liabilities on the balance sheet at fair value. We evaluated the interest rate swap hedge effectiveness and determined it to be perfectly effective. We evaluate foreign currency forward contracts hedge effectiveness at contract inception and thereafter on a quarterly basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Changes in fair value attributable to changes in spot exchange rates for derivative contracts that have been designated as cash flow hedges are recognized in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged item. The Company accounts for the interest rate swap agreements as a cash flow hedge, thus the effective portion of gains and losses resulting from changes in fair value are recognized in AOCI and are amortized to interest expense over the term of the respective debt. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships.

The Company is exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swaps. We monitor our exposure to credit risk by using major banks and financial institutions as counterparties and monitoring their financial condition and credit profile. The Company does not anticipate nonperformance by any of these counterparties, and therefore, recording a valuation allowance against the Company’s derivative balance is not considered necessary.

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

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Prepaid expenses and other current assets	$11,911	$4,081	$—	$—
Other non-current assets	3,631	—	—	—
Accrued expenses and other current liabilities	—	—	4,209	3,773
Other long-term liabilities	—	—	—	—
	$15,542	$4,081	$4,209	$3,773

The following table summarizes the notional values of the Company’s outstanding derivatives:

	December 31,
(in thousands)	2022	2021
Notional value of foreign currency forward contracts and interest rate swaps	$965,973	$704,190

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
Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Loss (gain) reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$(1,665)	$3,717	$171
Interest expense	549	—	—
Loss on derivatives not designated as hedging instruments:
Other expense (income), net	7,147	3,589	692
Total loss of derivative instruments	$6,031	$7,306	$863

NOTE 18—INCOME TAXES

Components of income (loss) before income taxes—Domestic and foreign components of income before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Domestic	$58,141	$(2,099)	$(811,995)
Foreign	138,665	154,784	49,246
Income (loss) before income taxes	$196,806	$152,685	$(762,749)

Provision for (benefit from) income taxes—The provision for (benefit from) income taxes consisted of:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current:
U.S. federal	$49,997	$14,895	$1,578
State and local	11,147	4,867	1,579
Foreign	24,381	40,149	20,264
Total current	85,525	59,911	23,421
Deferred:
U.S. federal	(35,207)	(24,962)	(32,454)
State and local	(4,900)	(862)	(6,738)
Foreign	(5,175)	4,358	(4,625)
Total deferred	(45,282)	(21,466)	(43,817)
Provision for (benefit from) income taxes	$40,243	$38,445	$(20,396)

Effective income tax rate reconciliation—The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Years Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Net difference resulting from:
State and local taxes, net of federal income tax benefit	0.6	2.1	0.5
Foreign withholding tax	5.7	8.5	(1.2)
Foreign derived intangible income	(1.0)	(0.7)	—
Foreign operations tax effect	2.8	(1.3)	(0.4)
Research and experimentation tax credits	(1.5)	(2.5)	0.4
Foreign tax credit	(4.5)	(9.9)	—
Nondeductible expenses	0.5	1.6	(0.6)
Branch income	3.5	7.6	(0.7)
Tax return to accrual adjustments	(2.1)	(7.3)	0.1
State deferred taxes	(1.0)	—	0.2
Goodwill impairment	1.8	—	(15.5)
Foreign inclusions (including global intangible low-taxed income)	3.5	6.6	(0.7)
Transaction costs	—	—	(0.6)
Change in valuation allowance	(7.3)	1.8	(0.5)
Stock compensation	(3.6)	(3.7)	—
Nondeductible officer compensation	0.8	2.1	—
Other	1.2	(0.7)	0.7
Effective income tax rate	20.4%	25.2%	2.7%

Deferred tax assets and liabilities—Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets attributable to:
Accrued compensation	$11,840	$12,395
Accrued expenses	7,713	8,020
Inventories	5,969	830
Net operating loss and other carryforwards	32,648	32,420
Accounts receivable	17,739	18,301
Lease liability	11,294	16,573
Research and Development	14,652	—
Long-term liabilities	1,141	—
Other assets	1,577	7,687
Deferred tax assets	104,573	96,226
Valuation allowance	(32,500)	(38,716)
Deferred tax assets, net of valuation allowance	$72,073	$57,510
Deferred tax liabilities attributable to:
Inventories	$(4,338)	$—
Intangible assets, including goodwill	(54,572)	(70,799)
Property, plant and equipment	(63,502)	(69,971)
Foreign withholding taxes	(16,922)	(20,239)
Lease asset	(12,792)	(18,346)
Investment in subsidiary	(1,973)	(2,014)
Long-term liabilities	—	(1,100)
Deferred tax liabilities	(154,099)	(182,469)
Net deferred tax liabilities	$(82,026)	$(124,959)

Classified as follows in the consolidated balance sheets:
Assets held for sale	$3,165	$—
Other non-current assets	10,742	13,012
Liabilities held for sale	(1,698)	—
Deferred income taxes	(94,235)	(137,971)
Net deferred tax liabilities	$(82,026)	$(124,959)

Effective Tax Rate. Our effective tax rate was 20.4% for 2022 compared to 25.2% for 2021. The decrease in the effective tax rate for 2022 was primarily driven by the change in the mix of domestic and foreign earnings and the release of valuation allowance on the deferred tax asset of a foreign affiliate.

Net operating loss carryforwards. As of December 31, 2022, our deferred tax asset balance included non-U.S. net operating loss carryforwards of $7.8 million. This entire balance is available to be carried forward; non-U.S. carryforwards will expire during the years 2024 through 2042.

Foreign tax credit carryforwards. As of December 31, 2022, our deferred tax asset balance included U.S. foreign tax credit carryforwards of $24.3 million. This entire balance is available to be carried forward and will begin to expire during 2029.

Valuation allowance. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. With respect to foreign net operating losses, a significant piece of objective negative evidence evaluated was the cumulative loss incurred in various international jurisdictions over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. In addition, we analyzed our foreign income classification and determined we would not generate sufficient general limitation income to utilize our general limitation foreign tax credits. Based on this evaluation, as of December 31, 2022, we recorded a valuation allowance of $11.7 million relating to net foreign deferred tax assets (including net operating losses) and $20.8 million relating to foreign tax credits to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased if objective negative evidence in the form of cumulative losses are no longer present and additional weight is given to subjective evidence such as our projections of future growth. In addition, if we increase our general limitation income, we could utilize and thus recognize additional foreign tax credit deferred tax assets.

Unrecognized tax benefits. We file federal, state, and local tax returns in the United States as well as foreign tax returns. We are routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. We believe all income tax uncertainties have been properly accounted for and, accordingly, the Company has no unrecognized tax benefits as of December 31, 2022.

The Company accounts for uncertain tax positions in accordance with guidance in ASC 740, “Income Taxes (Topic 740)”, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The Company does not have any material uncertain tax positions, individually or in totality.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The earliest period the Company is subject to examination of federal income tax returns by the Internal Revenue Service is 2019. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities for various periods, generally up to four years after they are filed.

Undistributed Earnings. As of December 31, 2022, the Company has $16.9 million of deferred tax liabilities primarily associated with withholding taxes on undistributed earnings generated by foreign subsidiaries. The Company continues to assert permanent reinvestment of the remaining undistributed earnings for which deferred taxes have not been provided for as of December 31, 2022. If there are policy changes, the Company would record the applicable taxes in the period of change. No deferred taxes have been provided for withholding taxes and other taxes on the remaining earnings as of December 31, 2022 as computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.

Tax Holidays. The Company has a tax incentive awarded by the Singapore Economic Development Board. This incentive provides 0% tax rate on manufacturing profits generated at the Company’s facility located on Jurong Island which expires in December 2024.

NOTE 19—RELATED PARTY TRANSACTIONS

Noncontrolling Interest and Unconsolidated Affiliates

For the years ended December 31, 2022, 2021, and 2020, we declared and paid $1.2 million, $1.6 million, and $2.2 million, respectively, of distributions to the noncontrolling interest holders in ChampionX Middle East Services LLC. For the years ended December 31, 2022 and 2021, we declared and paid distributions of $1.3 million and $1.6 million, respectively, to the noncontrolling interest holders in Champion Arabia Co. Ltd. and $0.2 million and $0.5 million, respectively, to the noncontrolling interest holders in Petrochem Performance Products LLC.

In the ordinary course of business, we enter into certain transactions with our unconsolidated affiliates at contractual prices. These transactions primarily related to inventory sales and amounted to approximately $8.1 million for the year ended December 31, 2022.

NOTE 20—ACCOUNTS RECEIVABLE FACILITY

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

An aggregate $249.8 million of accounts receivable were sold in the year ended December 31, 2022. The accounts receivable sold that remained outstanding as of December 31, 2022 was $83.8 million. During the period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our consolidated statement of cash flows. The difference between the carrying amount of the accounts receivable sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our consolidated statements of income. The loss on sale of accounts receivable was $2.0 million for the year ended December 31, 2022.

NOTE 21—CASH FLOW INFORMATION

Cash payments for income taxes and cash payments for interest incurred related to our debt are as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash information:
Cash paid for income taxes	$127,271	$50,097	$18,179
Cash paid for interest	$46,781	$51,995	$39,746
Net increase (decrease) in accounts payable for capital expenditures	$(6,803)	$8,686	$9,549

Supplemental cash flow information related to our lease liabilities is as follows:

	Statement of Cash Flows Classification	December 31,
(in thousands)		2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating leases (1)	Operating	$42,747	$45,583
Finance leases - interest	Operating	$695	$510
Finance leases - principal	Financing	$6,540	$6,258
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Operating leases	Non-cash	$4,572	$27,390
Finance leases	Non-cash	$15,473	$5,971
_______________________
(1) Cash required by operating leases is reported net of operating lease expense in the operating section of our consolidated statements of cash flows in accrued expenses and other liabilities.

Leased Asset Program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the years ended December 31, 2022, 2021, and 2020, we transferred $80.2 million, $48.7 million, and $15.3 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our lease program.

Expenditures for assets that are placed into our leased asset program expected to be recovered through sale are reported in leased assets in the operating section of our consolidated statements of cash flows. All other capitalizable expenditures for assets that are placed into our leased asset program are classified as capital expenditures in the investing section of our consolidated statements of cash flows. During the years ended December 31, 2022, 2021, and 2020, we made cash payments of $39.8 million, $37.1 million, and $20.8 million, respectively, for leased asset program equipment.

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

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (“Rhum”) totaling $914,941 for the year ended December 31, 2022. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is presented under the caption “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

The remaining information required in response to this Item will be included in the definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item will be included in the definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2022 with respect to shares of ChampionX common stock that may be issued under our 2018 Plan and under awards assumed in the Merger.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,858,323	(1)	31.8	(2)	23,097,176	(3)
Equity compensation plans not approved by shareholders	3,737,657	(4)	6.4	(5)	—
Total	6,595,980		n/a		23,097,176
_______________________

(1)Includes 286,106 SSAR awards outstanding, 774,997 PSAs outstanding, assuming performance at target, 1,646,639 RSUs outstanding, and 150,581 deferred stock units credited to non-employee directors pursuant to the 2018 Plan.
(2)The weighted-average exercise price reflects the weighted-average price for outstanding SSAR awards only; it does not include restricted stock awards outstanding or deferred stock units.
(3)Reflects the shares available for grant determined in accordance with the terms of our 2018 Plan, calculated based on (a) one share for each SSAR, (b) three shares for each PSA, RSU and deferred stock unit awarded prior to February 18, 2021, (c) one share for each PSA, RSU and deferred stock unit awarded on or after February 18, 2021, and (d) PSAs issued at the maximum amount of 200%.
(4)Reflects shares subject to outstanding stock options in connection with the Merger.
(5)The weighted-average exercise price reflects the weighted-average price for outstanding stock option awards only; it does not include restricted stock awards outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item will be included in the definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item will be included in the definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

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

3. Index of Exhibits:

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	Exhibit No.	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of December 18, 2019, by and among Ecolab Inc., ChampionX Holding Inc., ChampionX Corporation, and Athena Merger Sub, Inc.	8-K	2.1	December 20, 2019
2.2	Separation and Distribution Agreements, dated as of December 18, 2019, by and among Ecolab Inc., ChampionX Holding Inc., and ChampionX Corporation.	8-K	2.2	December 20, 2019
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	May 11, 2018
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	June 4, 2020
3.3	Amended and Restated By-Laws of the Company.	8-K	3.1	November 14, 2022
4.1	Description of ChampionX Corporation Common Stock	10-K	4.6	March 1, 2021
10.1	Restatement Agreement, dated June 7, 2022, by and among ChampionX Corporation, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	June 8, 2022
10.2	Master Receivables Purchase Agreement, dated as of June 28, 2022, by and among ChampionX LLC and US Synthetic Corporation as Sellers, Apergy USA, Inc. as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser	8-K	10.1	July 5, 2022
10.3	Performance Undertaking, dated June 28, 2022, made by ChampionX Corporation in favor of JPMorgan Chase Bank, N.A.	8-K	10.2	July 5, 2022
10.4+	ChampionX Corporation Amended and Restated 2018 Equity and Cash Incentive Plan.	10-Q	10.1	May 13,2021
10.5+	ChampionX Corporation Executive Officer Annual Incentive Plan.	8-K	10.6	May 11, 2018
10.6+	Apergy USA, Inc. Executive Deferred Compensation Plan.	8-K	10.7	May 11, 2018
10.7+	ChampionX Corporation Executive Severance Plan.	8-K	10.8	May 11, 2018
10.8+	ChampionX Corporation Senior Executive Change-in-Control Severance Plan.	8-K	10.9	May 11, 2018
10.9+	Form of award grant letter for restricted stock unit awards made under the ChampionX Corporation 2018 Equity and Cash Incentive Plan.	8-K	10.10	May 11, 2018
10.10+	Form of award grant letter for performance share awards made under the ChampionX Corporation 2018 Equity and Cash Incentive Plan.	8-K	10.11	May 11, 2018
10.11+	ChampionX Mirror Savings Plan	10-K	10.13	March 1, 2021

10.12+	ChampionX Mirror Savings Plan First Amendment	10-K	10.13	February 10, 2022
10.13+*	ChampionX Mirror Savings Plan Second Amendment
10.14	Tax Matters Agreement, dated as of June 3, 2020, by and among Ecolab Inc., ChampionX Holding Inc. and ChampionX Corporation.	8-K	2.4	June 4, 2020
10.15	Intellectual Property Matters Agreement, dated as of June 3, 2020, by and among Ecolab Inc. and ChampionX Holding Inc.	8-K	2.6	June 4, 2020
10.16	Master Cross Supply and Product Transfer Agreement, dated as of June 3, 2020, by and among Ecolab Inc. and ChampionX LLC.	8-K	2.7	June 4, 2020
21.1*	Subsidiaries of ChampionX Corporation.
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith
**Furnished herewith
+ Denotes management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expense(1)	Accounts Written Off	Other	Balance at End of Year
Year Ended December 31, 2022	$7,662	(927)	(869)	(360)	$5,506
Year Ended December 31, 2021	$10,192	4,418	(7,002)	54	$7,662
Year Ended December 31, 2020	$8,072	3,644	(3,230)	1,706	$10,192
_______________________
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Additions	Reductions	Other(2)	Balance at End of Year
Year Ended December 31, 2022	$38,716	—	(6,120)	(96)	$32,500
Year Ended December 31, 2021	$26,786	14,696	(2,766)	—	$38,716
Year Ended December 31, 2020	$6,027	21,101	(342)	—	$26,786
_______________________
(2) Other represents impact of changes in foreign exchange rates

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONX CORPORATION (Registrant)

Date: February 2, 2023	By:	/s/ KENNETH M. FISHER
Kenneth M. Fisher
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

February 2, 2023	/s/ SIVASANKARAN SOMASUNDARAM
Sivasankaran Somasundaram President and Chief Executive Officer Director
(Principal Executive Officer)

February 2, 2023	/s/ KENNETH M. FISHER
Kenneth M. Fisher Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 2, 2023	/s/ ANTOINE MARCOS
Antoine Marcos Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

February 2, 2023	/s/ HEIDI S. ALDERMAN
Heidi S. Alderman Director

February 2, 2023	/s/ MAMATHA CHAMARTHI
Mamatha Chamarthi Director

February 2, 2023	/s/ GARY P. LUQUETTE
Gary P. Luquette Director

February 2, 2023	/s/ STUART PORTER
Stuart Porter Director

February 2, 2023	/s/ DANIEL W. RABUN
Daniel W. Rabun Chairman of the Board of Directors

February 2, 2023	/s/ STEPHEN M. TODD
Stephen M. Todd Director

February 2, 2023	/s/ STEPHEN K. WAGNER
Stephen K. Wagner Director