Form 10-Q
period 2023-03-31
ChampionX Corp
filed 2023-04-25
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or
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

The registrant had 197,973,797 shares of common stock, $0.01 par value, outstanding as of April 20, 2023.

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
All of our forward-looking statements involve risks, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements are those set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including the following:

•Demand for, and profitability of our products and services, is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;
•Cost inflation and availability of raw materials;
•The impact of inflation on wholesale product costs, labor rates, transportation costs, and on our customers’ financial position and ability to purchase our products;
•Global economic conditions, inflation, geopolitical issues, supply chain disruptions, and availability and cost of credit, and its impact on our operations and those of our customers and suppliers;
•Our ability to successfully compete with other companies in our industry;
•Our ability to develop and implement or introduce new technologies, products, and services, as well as our ability to protect and maintain intellectual property assets;
•Our ability to successfully execute potential acquisitions and integrate acquired businesses;
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
•Failure to attract, retain and develop personnel;
•The impact of natural disasters and other unusual weather conditions on our business;
•Investor sentiment towards companies in the oil and gas industry due to climate change, fossil fuels and other environmental, social and governance matters;
•Changes in domestic and foreign governmental public policies and actions of governments that impact oil and gas operations or favor renewable energy projects, risks associated with entry into emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits;
•Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;
•Fluctuations in currency markets worldwide and disruptions in capital and credit markets;
•The impact of our indebtedness on our financial position and operating flexibility;
•Disruptions in the capital and credit markets;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Revenue:
Product revenue	$833,023	$750,668
Service revenue	93,245	96,394
Lease and other revenue	22,079	18,898
Total revenue	948,347	865,960
Cost of goods and services	664,992	658,350
Gross profit	283,355	207,610
Costs and expenses:
Selling, general and administrative expense	160,816	150,360
Loss on disposal group	12,965	—
Interest expense, net	12,466	11,363
Other expense, net	5,295	1,320
Income before income taxes	91,813	44,567
Provision for income taxes	28,669	6,394
Net income	63,144	38,173
Net income (loss) attributable to noncontrolling interest	(388)	1,471
Net income attributable to ChampionX	$63,532	$36,702

Earnings per share attributable to ChampionX:
Basic	$0.32	$0.18
Diluted	$0.31	$0.18
Weighted-average shares outstanding:
Basic	198,286	203,079
Diluted	202,440	208,850

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$63,144	$38,173
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,676)	(1,565)
Cash flow hedges	(4,689)	(1,299)
Defined pension and other post-retirement benefits adjustments, net	53	69
Other comprehensive loss	(15,312)	(2,795)
Comprehensive income	47,832	35,378
Less: Comprehensive income (loss) attributable to noncontrolling interest	(388)	1,471
Comprehensive income attributable to ChampionX	$48,220	$33,907

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$247,996	$250,187
Receivables, net	539,380	601,061
Inventories, net	591,788	542,543
Assets held for sale	15,316	29,334
Prepaid expenses and other current assets	74,018	75,456
Total current assets	1,468,498	1,498,581
Property, plant, and equipment, net of accumulated depreciation of $717,383 in 2023 and $693,226 in 2022	739,853	734,810
Goodwill	666,689	679,488
Intangible assets, net	286,888	305,010
Operating lease right-of-use assets	89,344	92,928
Other non-current assets	76,064	76,666
Total assets	$3,327,336	$3,387,483
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,250	$6,250
Accounts payable	539,166	469,566
Accrued compensation and employee benefits	61,535	102,750
Current portion of operating lease liabilities	27,396	28,838
Accrued distributor fees	67,096	102,034
Liabilities held for sale	—	7,186
Accrued expenses and other current liabilities	139,564	142,352
Total current liabilities	841,007	858,976
Long-term debt	595,938	621,702
Deferred income taxes	84,551	94,235
Operating lease liabilities	57,247	59,686
Other long-term liabilities	78,424	75,669
Total liabilities	1,657,167	1,710,268
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 198.0 million shares and 198.5 million shares issued and outstanding in 2023 and 2022, respectively	1,980	1,985
Capital in excess of par value of common stock	2,238,027	2,249,698
Accumulated deficit	(506,458)	(527,603)
Accumulated other comprehensive loss	(44,842)	(29,530)
ChampionX stockholders’ equity	1,688,707	1,694,550
Noncontrolling interest	(18,538)	(17,335)
Total equity	1,670,169	1,677,215
Total liabilities and equity	$3,327,336	$3,387,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2022	198,466	$1,985	$2,249,698	$(527,603)	$(29,530)	$(17,335)	$1,677,215
Net income	—	—	—	63,532	—	(388)	63,144
Other comprehensive loss	—	—	—	—	(15,312)	—	(15,312)
Stock-based compensation	327	3	5,231	—	—	—	5,234
Stock options exercised	481	5	3,009	—	—	—	3,014
Taxes withheld on issuance of stock-based awards	—	—	(5,100)	—	—	—	(5,100)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,784)	—	—	(16,784)
Repurchase and cancellation of common stock	(1,302)	(13)	(14,811)	(25,603)	—	—	(40,427)
Distributions to noncontrolling interest	—	—	—	—	—	(823)	(823)
Cumulative translation adjustments	—	—	—	—	—	8	8
March 31, 2023	197,972	$1,980	$2,238,027	$(506,458)	$(44,842)	$(18,538)	$1,670,169

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2021	202,866	$2,029	$2,315,399	$(525,158)	$(21,625)	$(16,338)	$1,754,307
Net income	—	—	—	36,702	—	1,471	38,173
Other comprehensive loss	—	—	—	—	(2,795)	—	(2,795)
Stock-based compensation	290	3	4,725	—	—	—	4,728
Stock options exercised	189	1	1,054	—	—	—	1,055
Taxes withheld on issuance of stock-based awards	—	—	(2,639)	—	—	—	(2,639)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,465)	—	—	(15,465)
Cumulative translation adjustments	—	—	—	—	—	208	208
March 31, 2022	203,345	$2,033	$2,318,539	$(503,921)	$(24,420)	$(14,659)	$1,777,572

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$63,144	$38,173
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	56,710	57,699
Loss on disposal group	12,965	—
Stock-based compensation	5,234	4,728
Provision for inventory obsolescence and write-downs	9,966	3,988
Deferred income taxes	(8,441)	(7,788)
(Gain) loss on disposal of fixed assets	(534)	(5,070)
Amortization of deferred loan costs and accretion of discount	1,014	828
Other	1,512	612
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	62,673	(73,262)
Inventories	(63,139)	(81,283)
Prepaid expenses and other current assets	(2,060)	6,647
Accounts payable	40,708	27,184
Accrued compensation and employee benefits	(42,025)	(38,174)
Accrued expenses and other liabilities	(39,051)	28,746
Leased assets	(9,830)	(5,265)
Other	3,532	(888)
Net cash flows provided by (used in) operating activities	92,378	(43,125)

Cash flows from investing activities:
Capital expenditures	(26,530)	(30,597)
Proceeds from sale of fixed assets	3,505	12,731
Acquisitions, net of cash acquired	—	(3,198)
Net cash used for investing activities	(23,025)	(21,064)

Cash flows from financing activities:
Repayment of long-term debt	(26,563)	(6,713)
Repurchases of common stock	(40,428)	—
Dividends paid	(15,011)	—
Payments related to taxes withheld on stock-based compensation	(5,100)	(2,639)
Payment of finance lease obligations	(1,970)	(1,501)
Distributions to noncontrolling interest	(823)	—
Proceeds from exercise of stock options	3,014	1,055
Proceeds expected to be remitted under the Accounts Receivable Facility	15,774	—
Net cash used for financing activities	(71,107)	(9,798)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(437)	(582)

Net decrease in cash and cash equivalents and restricted cash	(2,191)	(74,569)
Cash and cash equivalents and restricted cash at beginning of period	250,187	255,178
Cash and cash equivalents and restricted cash at end of period	$247,996	$180,609
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ChampionX have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from our estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments unless otherwise specified) necessary for a fair statement of our financial condition and results of operations as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2023.

Significant Accounting Policies

Please refer to “Note 1–Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the discussion of our significant accounting policies.

New Accounting Standards Issued

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that a buyer in a supplier finance program disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The ASU does not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted.
The adoption of this ASU did not have a material effect on our consolidated financial statements. See Note 15—Supply Chain Finance for information on our supplier finance programs.

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

We refer to our Production Chemical Technologies segment and our Reservoir Chemical Technologies segment collectively as our Chemical Technologies business. Although Reservoir Chemical Technologies is not required to be disclosed separately as a reportable segment based on materiality, management believes the additional information may contribute to a better understanding of the business. Other business activities that do not meet the criteria of an operating segment have been combined into Corporate and other. Corporate and other includes (i) corporate and overhead expenses, and (ii) revenue and costs for activities that are not operating segments.

Segment revenue and segment operating profit

	Three Months Ended March 31,
(in thousands)	2023	2022
Segment revenue:
Production Chemical Technologies	$591,684	$514,972
Production & Automation Technologies	251,548	220,349
Drilling Technologies	56,707	56,859
Reservoir Chemical Technologies	25,806	39,900
Corporate and other (1)	22,602	33,880
Total revenue	$948,347	$865,960

Segment operating profit (loss):
Production Chemical Technologies	$66,314	$31,263
Production & Automation Technologies	34,792	24,710
Drilling Technologies	11,887	15,220
Reservoir Chemical Technologies	1,987	(3,469)
Total segment operating profit	114,980	67,724
Corporate and other (1)	10,701	11,794
Interest expense, net	12,466	11,363
Income before income taxes	$91,813	$44,567
_______________________
(1)    Corporate and other includes costs not directly attributable or allocated to our reporting segments such as overhead and other costs pertaining to corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest. Additionally, the sales and expenses related to the Cross Supply and Product Transfer Agreement with Ecolab Inc. (“Ecolab”) are included within Corporate and other.

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

Revenue disaggregated by geography was as follows:

	Three Months Ended March 31, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$241,761	$192,541	$42,960	$12,573	$13,590	$503,425
Latin America	124,471	4,688	—	3,968	967	134,094
Middle East & Africa	76,987	15,421	2,481	6,737	(385)	101,241
Canada	74,164	20,537	3,767	418	11	98,897
Europe	49,803	4,959	6,160	368	2,631	63,921
Asia-Pacific	9,219	2,078	1,337	1,179	5,788	19,601
Australia	5,949	11,324	—	—	—	17,273
Other	9,330	—	2	563	—	9,895
Total revenue	$591,684	$251,548	$56,707	$25,806	$22,602	$948,347

	Three Months Ended March 31, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$190,906	$167,802	$46,819	$25,221	$21,854	$452,602
Latin America	99,605	5,003	—	3,590	725	108,923
Middle East & Africa	74,044	16,711	1,689	7,721	314	100,479
Canada	75,799	19,452	2,941	478	26	98,696
Europe	49,021	2,345	3,710	903	3,471	59,450
Asia-Pacific	8,483	1,671	1,675	1,045	7,490	20,364
Australia	5,843	7,275	—	108	—	13,226
Other	11,271	90	25	834	—	12,220
Total revenue	$514,972	$220,349	$56,859	$39,900	$33,880	$865,960

______________________
(1)    Revenues associated with sales under the Cross Supply and Product Transfer Agreement with Ecolab are included within Corporate and other.

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Contract assets	$—	$—
Contract liabilities - current	$16,953	$14,113

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	March 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$582,498	$414,737	$167,761	$582,466	$407,212	$175,254
Unpatented technologies	142,760	60,989	81,771	142,760	56,264	86,496
Favorable supply agreements	57,000	53,822	3,178	57,000	49,056	7,944
Trademarks	59,857	36,949	22,908	59,856	36,048	23,808
Patents	38,190	31,726	6,464	38,175	31,481	6,694
Other	1,894	1,888	6	1,892	1,878	14
	882,199	600,111	282,088	882,149	581,939	300,210
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$886,999	$600,111	$286,888	$886,949	$581,939	$305,010

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2022	$367,084	$211,268	$101,136	$—	$679,488
Foreign currency translation	(12,802)	3	—	—	(12,799)
March 31, 2023	$354,282	$211,271	$101,136	$—	$666,689

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

NOTE 5—DEBT

Long-term debt consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
2022 Revolving Credit Facility	$—	$25,000
2022 Term Loan Facility	621,875	623,438
Total	621,875	648,438
Net unamortized discounts and issuance costs	(19,687)	(20,486)
Total long-term debt	602,188	627,952
Current portion of long-term debt (1)	(6,250)	(6,250)
Long-term debt, less current portion	$595,938	$621,702
_______________________
(1) Includes the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of March 31, 2023.

On June 7, 2022, we entered into a restated credit agreement, which provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135.0 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022. As of March 31, 2023, we had no outstanding balance on the 2022 Revolving Credit Facility.

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which began on December 30, 2022. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of March 31, 2023.

At the Company’s election, outstanding borrowings under the Senior Secured Credit Facility will accrue interest at a per annum rate of (i) an adjusted SOFR rate plus the applicable spread or (ii) a base rate plus the applicable spread. On June 29, 2022, the Company executed a five-year amortizing floating-to-fixed interest rate swap to hedge our exposure to increases in variable interest rates on the 2022 Term Loan Facility. This interest rate swap agreement is based on a $300.0 million notional amount for the first three years, reducing to $150.0 million for years four and five. See Note 12—Derivatives and Hedging Transactions for additional information on interest rate swaps.

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

As of March 31, 2023 and December 31, 2022, we had $71.4 million and $82.4 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 11 locations, the majority of which are in the United States (“U.S.”), and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of March 31, 2023 and December 31, 2022, environmental liability accruals related to these locations were $6.0 million and $5.9 million, respectively.

Prior to the commencement of our operations as an independent publicly traded company in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma (“Norris”). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of March 31, 2023.

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after an explosion and fire, resulting in a massive oil spill. Certain entities that are now subsidiaries of ChampionX as a result of the acquisition of the Chemical Technologies business in 2020 (collectively the “COREXIT Defendants”) supplied COREXIT™ 9500, an oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule, which was used in the response to the spill. In connection with the provision of COREXIT™ 9500, the COREXIT Defendants were named in several lawsuits. Cases arising out of the Deepwater Horizon accident were administratively transferred and consolidated for pre-trial purposes under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 in the United States District Court in the Eastern District of Louisiana (E.D. La.) (“MDL 2179”). Claims related to the response to the oil spill were consolidated in a master complaint captioned the “B3 Master Complaint.” In 2011, Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) named the COREXIT Defendants and other unaffiliated companies as first party defendants (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against the COREXIT Defendants and other unaffiliated cross defendants. In April and June 2011, in support of its defense of the claims against it, the COREXIT Defendants filed counterclaims against the Cross Claimants. On May 18, 2012, the COREXIT Defendants filed a motion for summary judgment as to the claims in the B3 Master Complaint. On November 28, 2012, the Court granted the COREXIT Defendants’ motion and dismissed with prejudice the claims in the B3 Master Complaint asserted against the COREXIT Defendants. There currently remains one “B3” case that asserted claims against the COREXIT Defendants and that remains pending against other defendants. Because the Court’s decision was not a “final judgment” for purposes of appeal with respect to those claims, under Federal Rule of Appellate Procedure 4(a), the plaintiff will have 30 days after entry of final judgment in the case to appeal the Court’s summary judgment decision.

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

NOTE 7—RESTRUCTURING AND OTHER RELATED CHARGES

We approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions during prior periods, which we expect to be completed during 2023. We recognized charges of $2.2 million during the three months ended March 31, 2023, consisting primarily of contract termination costs, inventory obsolescence, and employee severance and related benefits. During the three months ended March 31, 2022, we recorded restructuring and other charges of $8.5 million.

The following table presents the restructuring and other related charges by segment as classified in our condensed consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2023	2022
Segment restructuring charges (income):
Production Chemical Technologies	$1,144	$11,636
Production & Automation Technologies	785	(4,147)
Drilling Technologies	—	—
Reservoir Chemical Technologies	396	743
Corporate and other	(95)	252
Total	$2,230	$8,484

Statements of Income classification:
Cost of goods and services	$1,531	$(4,139)
Selling, general and administrative expense	699	12,623
Total	$2,230	$8,484

Our liability balance for restructuring and other related charges at March 31, 2023 reflects contract termination costs, employee severance and related benefits initiated during the period. Additional programs may be initiated during the remainder of 2023 with related restructuring charges.

The following table details our restructuring accrual activities during the three months ended March 31, 2023:

(in thousands)	Restructuring Accrual Balance
December 31, 2022	$28,518
Restructuring charges	2,230
Asset sales and write-offs	(669)
Payments	(10,586)
Other, including foreign currency translation	(1)
March 31, 2023	$19,492

NOTE 8—STOCKHOLDERS' EQUITY

Dividends

On February 16, 2023, the Company announced that our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.085 per share of the Company’s common stock. Our first quarter cash dividend of $0.085 per share was declared on February 15, 2023 and is payable on April 28, 2023 to stockholders of record on April 7, 2023. As a result, we recorded a dividend payable of $17.5 million on our condensed consolidated balance sheet as of March 31, 2023. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. On October 24, 2022, our Board increased the authorization under this program to $750 million. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During the three months ended March 31, 2023, we repurchased and cancelled 1,302,499 shares of common stock at a volume-weighted average price of $30.71 per share for a total of $40.0 million, including commissions.

NOTE 9—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income attributable to ChampionX	$63,532	$36,702

Weighted-average number of shares outstanding	198,286	203,079
Dilutive effect of stock-based compensation	4,154	5,771
Total shares and dilutive securities	202,440	208,850

Earnings per share attributable to ChampionX:
Basic	$0.32	$0.18
Diluted	$0.31	$0.18

For all periods presented, the computation of diluted earnings per share excludes awards with an anti-dilutive impact. For the three months ended March 31, 2023 and March 31, 2022, the diluted shares include the dilutive impact of equity awards except for approximately 0.6 million and 0.4 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

NOTE 10—ACQUISITIONS AND DIVESTITURES

Acquisitions

On February 23, 2022, we acquired the assets of Leak Surveys, Inc., a leader in optical gas imaging technology that provides aerial and ground-based emissions leak detection to the oil and gas industry. These assets have been included in our Production & Automation Technologies segment. Under the terms of the agreement, we paid an initial amount of $3.2 million, net of cash acquired, with an additional $0.5 million which was paid on the first anniversary of the closing date. We may also be required to make future payments of up to an additional $2.5 million, contingent on the future performance of the business. As part of our purchase price allocation, we recorded goodwill of $6.3 million in the first quarter of 2022. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

Divestitures

Due to the deteriorating business conditions in Russia following the Ukraine invasion and the resultant sanctions imposed by the United States, European Union, and United Kingdom, we initiated a plan to dispose of our operations in Russia (the “CT Russia Business”), which is included in our Production Chemical Technologies segment. As a result, the CT Russia Business met the criteria to be classified as held for sale during the second quarter of 2022 and we measured the carrying value of the disposal group to the lower of its carrying value or fair value less costs to sell.

We assess the fair value of the CT Russia Business (less any costs to sell) each reporting period that it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Due to the continued deterioration of the business environment, increasing trade regulations and sanctions and Russia’s imposition of an exit tax on divestments to facilitate exit from in-country operations, we assessed the fair value less cost to sell the business as of March 31, 2023 to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the period.

NOTE 11—FAIR VALUE MEASUREMENTS

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
Level 3- Inputs are unobservable inputs for which there is little or no market data available.
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
(in thousands)	Measurement Level	March 31, 2023	December 31, 2022
Assets
Foreign currency forward contracts	Level 2	$3,796	$7,066
Interest rate swaps	Level 2	4,974	8,476
Total		$8,770	$15,542

Liabilities
Foreign currency forward contracts	Level 2	$3,161	$4,209
Interest rate swaps	Level 2	—	—
Total		$3,161	$4,209

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and is classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. See Note 12—Derivatives and Hedging Transactions for further discussion of gross versus net presentation of the Company’s derivatives.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate their fair value due to their short-term nature.

The fair value of our term loan facility is based on Level 2 quoted market prices for the same or similar debt instruments. The fair value of our revolving line of credit approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$—	$—	$25,000	$25,000
2022 Term Loan Facility	$621,875	$618,766	$623,438	$610,969

NOTE 12—DERIVATIVES AND HEDGING TRANSACTIONS

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

	Derivative Assets		Derivative Liabilities
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Prepaid expenses and other current assets	$8,367	$11,911	$—	$—
Other non-current assets	403	3,631	—	—
Accrued expenses and other current liabilities	—	—	3,161	4,209
	$8,770	$15,542	$3,161	$4,209

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	March 31, 2023	December 31, 2022
Notional value of foreign currency forward contracts and interest rate swaps	$875,633	$965,973

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
Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended March 31,
(in thousands)	2023	2022
Loss (gain) reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$(957)	$71
Interest expense	(937)	—
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	1,441	4,160
Total loss of derivative instruments	$(453)	$4,231

NOTE 13—INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$157,717	$142,571
Work in progress	20,615	19,582
Finished goods	501,699	467,628
	680,031	629,781
Inventory reserve	(31,801)	(24,702)
LIFO adjustments (1)	(56,442)	(62,536)
Inventories, net	$591,788	$542,543
_______________________
(1) Represents the amount by which the current cost of LIFO inventories exceeded their carrying value.

NOTE 14—ACCOUNTS RECEIVABLE FACILITY

On June 28, 2022, we entered into an uncommitted accounts receivable purchase agreement (the “Accounts Receivable Facility”) with JPMorgan Chase Bank, N.A. as the purchaser. Transfers under the Accounts Receivable Facility are accounted for as sales of receivables, resulting in the receivables being derecognized from our condensed consolidated balance sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign or transfer (including as a participation interest) any of its rights under the purchased receivables to another bank or financial institution.

The amount available for sale under the Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the Accounts Receivable Facility at any time.

Accounts receivable sold were $165.2 million for the three months ended March 31, 2023. The accounts receivable sold that remained outstanding as of March 31, 2023 was $79.4 million. During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivable sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $1.5 million for the three months ended March 31, 2023.

NOTE 15—SUPPLY CHAIN FINANCE

We use a supply chain finance program in connection with the purchase of goods, which allows our suppliers to work directly with a third party to provide financing by purchasing their receivables earlier in the payment cycle. We maintain the same contractually agreed upon invoice terms prior to each supplier entering into the program. As of March 31, 2023, we had approximately $47.0 million outstanding under the program, which is included in accounts payable on our condensed consolidated balance sheet.
NOTE 16—CASH FLOW INFORMATION

Leased Asset Program

Our electrical submersible pumping leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the three months ended March 31, 2023 and March 31, 2022, we transferred $28.4 million and $12.9 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

Recent Events

Russia’s invasion of Ukraine and the related sanctions imposed present economic risk to companies that engage in business within, or have economic ties to, Russia. Our Russia operations (the “CT Russia Business”) are fully contained within the country and include a manufacturing plant and related inventory, service operations, an established customer base and local employees, and has the ability to operate as a standalone business under the brand, Master Chemicals. The revenues, net income and total assets of the CT Russia Business represent less than 2% of our consolidated results of operations. During the second quarter of 2022, we initiated a plan to dispose of the CT Russia Business. As a result, the CT Russia Business met the criteria to be reported as held for sale and, therefore, was reflected in our condensed consolidated balance sheet at the lower of its carrying value or its fair value less costs to sell. Due to the continued economic pressure and sanctions imposed by the United States, European Union, and United Kingdom, increasing costs to sell and increased trade regulations and political instability in Russia, we assessed the fair value less cost to sell the business as of March 31, 2023 to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023.

Business Environment

We monitor macro-economic conditions and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. Our business segments provide a broad range of technologies and products to support oil and gas production, exploration and development, and the midstream sector. As a result, we are substantially dependent upon global oil production levels, as well as new investment activity levels in the oil and gas and midstream sectors. Demand for our products, technologies and services is impacted by overall global demand for oil and gas, ongoing depletion rates of existing oil and gas wells, and our customers’ willingness to invest in the exploration for and development of new oil and gas resources. Our customers determine their operating and capital budgets based on current and expected future crude oil and natural gas prices, United States (“U.S.”) and worldwide rig count, U.S. well completions and expected industry cost levels, among other factors. Crude oil and natural gas prices are impacted by supply and demand, which are influenced by geopolitical, macroeconomic, and local events, and have historically been subject to substantial volatility and cyclicality. Rig count, footage drilled, and exploration and production (“E&P”) investment by oil and gas operators have often been used as leading indicators for the level of drilling and development activity and future production levels in the oil and gas sector.

Market Conditions and Outlook

In recent years, oil prices have remained volatile due to various factors such as the impact of the COVID-19 pandemic, oil supply constraints, geopolitical instability and concerns of a global recession. During the first quarter of 2023, with the exception of a decline of oil prices in March in reaction to the U.S. regional bank instability, oil prices remained generally in line with those experienced in the later portion of 2022.

Oil and gas activity in the U.S., however, slowed during the first quarter of 2023, with U.S. rig counts experiencing the first quarterly decline since 2020. Supply continued to outpace demand, but this is expected to shift in the latter half of 2023, particularly after the recently announced OPEC+ supply actions. While crude oil production in the U.S. has continued its trend towards pre-COVID levels, its further growth is expected to be limited due to the reported quality of operators’ resource inventory of new drilling locations and public oil and gas producers maintaining capital discipline and a focus on shareholder returns versus new drilling activity. A shift to tighter oil supply is a positive indicator for oil prices. Growth in international oil activity is accelerating in the context of medium-term oil supply outlook.

Inflation rates have begun to slow. Nonetheless, we continue to actively monitor market trends specifically as it relates to the sourcing of raw materials. We also continue to work diligently to ensure selling prices offset the impact of raw material, labor, and logistics-related inflation on our businesses. Our productivity and continuous improvement initiatives are focused on delivering expanding profit margins in all our businesses.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	December 31,	Variance
(in thousands)	2023	2022	$
Revenue	$948,347	$985,855	$(37,508)
Cost of goods and services	664,992	703,232	(38,240)
Gross profit	283,355	282,623	732
Selling, general and administrative expense	160,816	146,835	13,981
Goodwill impairment	—	39,617	(39,617)
Long-lived asset impairments and (gain) loss on disposal groups	12,965	1,978	10,987
Interest expense, net	12,466	11,622	844
Other (income) expense, net	5,295	(4,706)	10,001
Income before income taxes	91,813	87,277	4,536
Provision for (benefit from) income taxes	28,669	21,008	7,661
Net income	63,144	66,269	(3,125)
Net income attributable to noncontrolling interest	(388)	(1,588)	1,200
Net income attributable to ChampionX	$63,532	$67,857	$(4,325)

Revenue. Revenue decreased $37.5 million, or 4%, sequentially, primarily due to a decrease in our Production Chemical Technologies segment resulting from lower international activity, including as a result of typical seasonal declines. This was partially offset by increased revenues in our Production & Automation Technologies and Drilling Technologies segments resulting from incremental volumes and pricing.

Gross profit. Gross profit remained flat sequentially.

Selling, general and administrative expense. Selling, general and administrative expense increased $14.0 million, or 10%, sequentially primarily due to increases in information technology infrastructure spending, research and development activities, and professional fees.

Loss on disposal groups. During the first quarter of 2023, we recognized a $13.0 million pre-tax impairment expense to write down all of the assets within our CT Russia Business to its recoverable value of zero.

Other (income) expense, net. Other expense, net was $5.3 million for the three months ended March 31, 2023, compared to other income of $4.7 million in the prior quarter. This change was primarily due to foreign currency exchange losses in the current period compared to gains in the prior quarter.

Provision for income taxes. Our provision for income taxes reflected effective tax rates (“ETR”) of 31.2% and 24.1% for the three months ended March 31, 2023 and December 31, 2022, respectively. The increase to the ETR for the period ending March 31, 2023 was primarily driven by a discrete expense of $4.8 million recorded in our CT Russia Business.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	December 31,	Variance
(in thousands)	2023	2022	$
Segment revenue:
Production Chemical Technologies	$591,684	$636,539	$(44,855)
Production & Automation Technologies	251,548	244,181	7,367
Drilling Technologies	56,707	53,797	2,910
Reservoir Chemical Technologies	25,806	25,698	108
Corporate and other	22,602	25,640	(3,038)
Total revenue	$948,347	$985,855	$(37,508)

Segment operating profit (loss):
Production Chemical Technologies	$66,314	$96,418	$(30,104)
Production & Automation Technologies	34,792	18,104	16,688
Drilling Technologies	11,887	9,426	2,461
Reservoir Chemical Technologies	1,987	(16,884)	18,871
Total segment operating profit	114,980	107,064	7,916
Corporate expense and other	10,701	8,165	2,536
Interest expense, net	12,466	11,622	844
Income before income taxes	$91,813	$87,277	$4,536

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue decreased $44.9 million, or 7%, sequentially, mainly due to declines internationally, offset partially by higher volumes in the U.S., both of which are primarily due to typical seasonality.

Operating profit. Production Chemical Technologies operating profit decreased $30.1 million, or 31%, in the first quarter of 2023 compared to the prior quarter primarily due to the decline in revenue noted above. Additionally, the sequential results were impacted by the $13.0 million charge to write down the assets of the CT Russia Business recognized in the first quarter of 2023.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue increased marginally by $7.4 million, or 3%, as compared to the prior quarter due to incremental volumes and pricing.

Operating profit. Production & Automation Technologies operating profit increased $16.7 million, or 92%, in the first quarter of 2023 compared to the prior quarter due to favorable cost variances and productivity improvements.

Drilling Technologies

Revenue. Drilling Technologies revenue increased $2.9 million, or 5%, in the first quarter of 2023 compared to the prior quarter primarily due to increased volume as the worldwide rig count increased.

Operating profit. Drilling Technologies operating profit increased $2.5 million, or 26%, in the first quarter of 2023 compared to the prior quarter primarily due to the increased volumes noted above and lower costs associated with serving customers.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue remained flat sequentially.

Operating profit. Reservoir Chemical Technologies operating profit increased $18.9 million in the first quarter of 2023 compared to the prior quarter due to the fourth quarter of 2022 being negatively impacted by a goodwill impairment charge of $39.6 million. Also impacting this segment were $0.4 million of restructuring charges in the first quarter of 2023 compared to $21.0 million of restructuring income in the fourth quarter of 2022.

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

On June 7, 2022, we entered into a restated credit agreement, which provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135.0 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022.

At March 31, 2023, we had cash and cash equivalents of $248.0 million compared to $250.2 million at December 31, 2022, primarily for working capital and operational purposes. At March 31, 2023, we had total liquidity of $915.3 million, comprised of $248.0 million of cash and $667.3 million of available capacity on the 2022 Revolving Credit Facility, which expires in June 2027.

At March 31, 2023, we had a long-term debt balance of $595.9 million, net of the current portion of long-term debt of $6.3 million, primarily consisting of the 2022 Term Loan Facility with a principal amount of $621.9 million.

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

On February 16, 2023, the Company announced that our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.085 per share of the Company’s common stock. Our first quarter cash dividend of $0.085 per share was declared on February 15, 2023 and is payable on April 28, 2023 to stockholders of record on April 7, 2023. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by our Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a new $250 million share repurchase program (“2022 Share Repurchase Program”). On October 24, 2022, our Board increased the authorization under this program to $750 million. Under the 2022 Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. During the three months ended March 31, 2023, we repurchased and cancelled 1,302,499 shares of common stock at a volume-weighted average price of $30.71 per share for a total of $40.0 million, including commissions. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

In 2023, we expect to fund our capital expenditures and reduce outstanding debt through earnings and working capital improvements. We project 2023 capital expenditures of 3.0% to 3.5% of revenue inclusive of capital investments for our electric submersible pump leased assets.

Information related to guarantees is incorporated herein by reference from Note 6—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash from operating activities	$92,378	$(43,125)
Cash used in investing activities	(23,025)	(21,064)
Cash used in financing activities	(71,107)	(9,798)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(437)	(582)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(2,191)	$(74,569)

Operating Activities

Cash provided by operating activities during the three months ended March 31, 2023 was $92.4 million as compared to cash used in operating activities of $43.1 million for the three months ended March 31, 2022. The change was primarily driven by the use of cash for working capital items. Changes in working capital items used cash of $49.2 million during the three months ended March 31, 2023 compared to cash used of $136.3 million during 2022. The change in working capital items primarily related to strong cash collections during the 2023 period.

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

Investing Activities

Cash used in investing activities was $23.0 million for the three months ended March 31, 2023, and was primarily comprised of capital expenditures of $26.5 million, partially offset by $3.5 million of cash proceeds from the sale of fixed assets.

Cash used in investing activities was $21.1 million for the three months ended March 31, 2022, and was primarily comprised of capital expenditures of $30.6 million and acquisitions, net of cash acquired, of $3.2 million. This was partially offset by $12.7 million of cash proceeds from the sale of fixed assets.

Financing Activities

Cash used in financing activities of $71.1 million for the three months ended March 31, 2023 was primarily the result of repurchases of our common stock of $40.4 million, net repayments totaling $26.6 million on long-term debt, dividends paid of $15.0 million, payments related to taxes withheld on stock-based compensation of $5.1 million, payments of finance lease obligations of $2.0 million, and distributions to non-controlling interests of $0.8 million. This was partially offset by $15.8 million of proceeds expected to be remitted under the Accounts Receivable Facility and $3.0 million in cash proceeds from the exercise of stock options.

Cash used in financing activities of $9.8 million for the three months ended March 31, 2022 was primarily the result of repayments totaling $6.7 million on long-term debt, payments related to taxes withheld on stock-based compensation of $2.6 million, and payments totaling $1.5 million for finance lease obligations. This was partially offset by $1.1 million in cash proceeds from the exercise of stock options.

Revolving Credit Facility

A summary of the 2022 Revolving Credit Facility at March 31, 2023 was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$—	$32.7	$667.3	June 2027

Additionally, we have letters of credit outside of the 2022 Revolving Credit Facility totaling approximately $1.7 million. As of March 31, 2023, we were in compliance with all restrictive covenants under the 2022 Revolving Credit Facility.

Accounts Receivable Facility

On June 28, 2022, we entered into an uncommitted accounts receivable purchase agreement (the “Accounts Receivable Facility”) with JPMorgan Chase Bank, N.A. as the purchaser. Transfers under the Accounts Receivable Facility are accounted for as sales of receivables.

The amount available for sale under the Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the Accounts Receivable Facility at any time. Accounts receivable sold that remained outstanding were $79.4 million for the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to market risk has not materially changed since December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have not been material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of our common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1-31, 2023	—	$—	—	$569,858,404
February 1-28, 2023	1,302,499	$30.71	1,302,499	$529,832,370
March 1-31, 2023	—	$—	—	$529,832,370
Total	1,302,499	$30.71	1,302,499
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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (“Rhum”) totaling $296,630 during the period from January 1, 2023 to March 31, 2023. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	May 11, 2018
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	June 4, 2020
3.3	Amended and Restated By-Laws of the Company.	8-K	3.1	November 14, 2022
10.1*
Joinder Agreement to Master Receivable Purchase Agreement, dated as of March 28, 2023, among Apergy ESP Systems, LLC, ChampionX LLC and US Synthetic Corporation, as Sellers, Apergy USA, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Purchaser.

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

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	April 25, 2023