Form 10-Q
period 2023-06-30
ChampionX Corp
filed 2023-07-25
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
or
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

The registrant had 196,581,903 shares of common stock, $0.01 par value, outstanding as of July 20, 2023.

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

All of our forward-looking statements involve risks, uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements are those set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, and include the following:

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
•Potential liabilities arising out of the installation, use or manufacturing of our products or from a chemical spill or release;
•Manufacturing disruptions, particularly with respect to our chemical products, including as a result of fires, explosions and chemical spills, releases or discharges;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue:
Product revenue	$813,416	$807,553	$1,646,439	$1,558,221
Service revenue	88,645	101,843	181,890	198,237
Lease and other revenue	24,539	23,176	46,618	42,074
Total revenue	926,600	932,572	1,874,947	1,798,532
Cost of goods and services	644,394	720,684	1,309,386	1,379,034
Gross profit	282,206	211,888	565,561	419,498
Costs and expenses:
Selling, general and administrative expense	162,484	141,351	323,300	291,711
Loss on disposal group	—	22,924	12,965	22,924
Interest expense, net	14,544	10,765	27,010	22,128
Other expense (income), net	(3,104)	9,357	2,191	10,677
Income before income taxes	108,282	27,491	200,095	72,058
Provision for (benefit from) income taxes	11,656	(1,405)	40,325	4,989
Net income	96,626	28,896	159,770	67,069
Net income attributable to noncontrolling interest	829	1,554	441	3,025
Net income attributable to ChampionX	$95,797	$27,342	$159,329	$64,044

Earnings per share attributable to ChampionX:
Basic	$0.49	$0.13	$0.81	$0.32
Diluted	$0.48	$0.13	$0.79	$0.31
Weighted-average shares outstanding:
Basic	197,034	203,322	197,657	203,200
Diluted	200,735	208,714	201,694	208,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$96,626	$28,896	$159,770	$67,069
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,020	21,169	(1,656)	19,604
Cash flow hedges	231	(3,403)	(4,458)	(4,702)
Defined pension and other post-retirement benefits adjustments, net	(102)	70	(49)	139
Other comprehensive income (loss)	9,149	17,836	(6,163)	15,041
Comprehensive income	105,775	46,732	153,607	82,110
Less: Comprehensive income attributable to noncontrolling interest	829	1,554	441	3,025
Comprehensive income attributable to ChampionX	$104,946	$45,178	$153,166	$79,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$263,088	$250,187
Receivables, net	522,106	601,061
Inventories, net	599,040	542,543
Assets held for sale	13,165	29,334
Prepaid expenses and other current assets	87,432	75,456
Total current assets	1,484,831	1,498,581
Property, plant, and equipment, net of accumulated depreciation of $743,426 in 2023 and $693,226 in 2022	757,841	734,810
Goodwill	669,067	679,488
Intangible assets, net	270,599	305,010
Operating lease right-of-use assets	84,476	92,928
Other non-current assets	63,024	76,666
Total assets	$3,329,838	$3,387,483
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,250	$6,250
Accounts payable	550,827	469,566
Accrued compensation and employee benefits	85,521	102,750
Current portion of operating lease liabilities	26,641	28,838
Accrued distributor fees	19,297	102,034
Liabilities held for sale	—	7,186
Accrued expenses and other current liabilities	125,919	142,352
Total current liabilities	814,455	858,976
Long-term debt	595,165	621,702
Deferred income taxes	72,399	94,235
Operating lease liabilities	52,528	59,686
Other long-term liabilities	82,969	75,669
Total liabilities	1,617,516	1,710,268
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 196.3 million shares and 198.5 million shares issued and outstanding in 2023 and 2022, respectively	1,963	1,985
Capital in excess of par value of common stock	2,220,909	2,249,698
Accumulated deficit	(457,148)	(527,603)
Accumulated other comprehensive loss	(35,693)	(29,530)
ChampionX stockholders’ equity	1,730,031	1,694,550
Noncontrolling interest	(17,709)	(17,335)
Total equity	1,712,322	1,677,215
Total liabilities and equity	$3,329,838	$3,387,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2022	198,466	$1,985	$2,249,698	$(527,603)	$(29,530)	$(17,335)	$1,677,215
Net income	—	—	—	63,532	—	(388)	63,144
Other comprehensive loss	—	—	—	—	(15,312)	—	(15,312)
Stock-based compensation	327	3	5,231	—	—	—	5,234
Stock options exercised	481	5	3,009	—	—	—	3,014
Taxes withheld on issuance of stock-based awards	—	—	(5,100)	—	—	—	(5,100)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,784)	—	—	(16,784)
Repurchase and cancellation of common stock	(1,302)	(13)	(14,811)	(25,603)	—	—	(40,427)
Distributions to noncontrolling interest	—	—	—	—	—	(823)	(823)
Cumulative translation adjustments	—	—	—	—	—	8	8
March 31, 2023	197,972	$1,980	$2,238,027	$(506,458)	$(44,842)	$(18,538)	$1,670,169
Net income	—	—	—	95,797	—	829	96,626
Other comprehensive income	—	—	—	—	9,149	—	9,149
Stock-based compensation	180	2	6,339	—	—	—	6,341
Stock options exercised	27	—	24	—	—	—	24
Taxes withheld on issuance of stock-based awards	—	—	(2,039)	—	—	—	(2,039)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,758)	—	—	(16,758)
Repurchase and cancellation of common stock	(1,883)	(19)	(21,442)	(29,729)	—	—	(51,190)
June 30, 2023	196,296	$1,963	$2,220,909	$(457,148)	$(35,693)	$(17,709)	$1,712,322

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2021	202,866	$2,029	$2,315,399	$(525,158)	$(21,625)	$(16,338)	$1,754,307
Net income	—	—	—	36,702	—	1,471	38,173
Other comprehensive loss	—	—	—	—	(2,795)	—	(2,795)
Stock-based compensation	290	3	4,725	—	—	—	4,728
Stock options exercised	189	1	1,054	—	—	—	1,055
Taxes withheld on issuance of stock-based awards	—	—	(2,639)	—	—	—	(2,639)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,465)	—	—	(15,465)
Cumulative translation adjustments	—	—	—	—	—	208	208
March 31, 2022	203,345	$2,033	$2,318,539	$(503,921)	$(24,420)	$(14,659)	$1,777,572
Net income	—	—	—	27,342	—	1,554	28,896
Other comprehensive income	—	—	—	—	17,836	—	17,836
Stock-based compensation	64	1	5,070	—	—	—	5,071
Stock options exercised	312	3	2,087	—	—	—	2,090
Taxes withheld on issuance of stock-based awards	—	—	(739)	—	—	—	(739)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,494)	—	—	(15,494)
Repurchase and cancellation of common stock	(790)	(8)	(8,992)	(11,016)	—	—	(20,016)
Distributions to noncontrolling interest	—	—	—	—	—	(2,369)	(2,369)
Cumulative translation adjustments	—	—	—	—	—	8	8
June 30, 2022	202,931	$2,029	$2,315,965	$(503,089)	$(6,584)	$(15,466)	$1,792,855

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$159,770	$67,069
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	115,387	117,229
Loss on disposal group	12,965	22,924
Stock-based compensation	11,575	9,799
Provision for inventory obsolescence and write-downs	12,344	6,926
Loss on debt extinguishment	—	4,043
Deferred income taxes	(22,187)	(34,386)
Gain on disposal of fixed assets	(1,070)	(6,284)
Amortization of deferred loan costs and accretion of discount	2,029	1,766
Other	3,185	805
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	83,589	(42,456)
Inventories	(70,040)	(81,935)
Leased assets	(22,125)	(13,949)
Other assets	3,135	16,133
Accounts payable	40,632	21,507
Other liabilities	(120,901)	(58,076)
Net cash flows provided by operating activities	208,288	31,115

Cash flows from investing activities:
Capital expenditures	(57,277)	(53,555)
Proceeds from sale of fixed assets	7,109	14,946
Acquisitions, net of cash acquired	—	(3,198)
Net cash used for investing activities	(50,168)	(41,807)

Cash flows from financing activities:
Proceeds from long-term debt	15,500	844,838
Repayment of long-term debt	(43,633)	(869,987)
Payment of debt issue costs	—	(8,008)
Repurchases of common stock	(91,617)	(20,016)
Dividends paid	(31,591)	(15,465)
Payments related to taxes withheld on stock-based compensation	(7,139)	(3,378)
Proceeds from exercise of stock options	3,038	3,145
Payment of finance lease obligations	(4,376)	(3,123)
Distributions to noncontrolling interest	(823)	(2,369)
Proceeds expected to be remitted under the Accounts Receivable Facility	15,400	—
Net cash used for financing activities	(145,241)	(74,363)

Effect of exchange rate changes on cash and cash equivalents	22	659

Net increase (decrease) in cash and cash equivalents	12,901	(84,396)
Cash and cash equivalents at beginning of period	250,187	255,178
Cash and cash equivalents at end of period	$263,088	$170,782
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

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “ChampionX” mean ChampionX Corporation, together with its subsidiaries where the context requires.

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
The adoption of this ASU did not have a material effect on our consolidated financial statements, other than the newly required disclosures. See Note 15—Supply Chain Finance for information on our supplier finance programs.

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

Segment revenue and segment operating profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Segment revenue:
Production Chemical Technologies	$574,302	$552,411	$1,165,986	$1,067,383
Production & Automation Technologies	254,156	242,399	505,704	462,748
Drilling Technologies	57,324	57,858	114,031	114,717
Reservoir Chemical Technologies	23,853	44,114	49,659	84,014
Corporate and other (1)	16,965	35,790	39,567	69,670
Total revenue	$926,600	$932,572	$1,874,947	$1,798,532

Segment operating profit (loss):
Production Chemical Technologies	$87,163	$25,606	$153,477	$56,869
Production & Automation Technologies	33,208	23,650	68,000	48,360
Drilling Technologies	12,660	15,043	24,547	30,263
Reservoir Chemical Technologies	2,186	(8,147)	4,173	(11,616)
Total segment operating profit	135,217	56,152	250,197	123,876
Corporate and other (1)	12,391	17,896	23,092	29,690
Interest expense, net	14,544	10,765	27,010	22,128
Income before income taxes	$108,282	$27,491	$200,095	$72,058
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

Revenue disaggregated by geography was as follows:

	Three Months Ended June 30, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$236,917	$197,655	$44,233	$11,677	$7,014	$497,496
Latin America	116,083	5,457	—	3,044	752	125,336
Middle East & Africa	81,776	14,756	2,967	7,123	(53)	106,569
Canada	72,403	15,648	2,922	540	7	91,520
Europe	53,415	4,980	6,544	775	2,494	68,208
Asia-Pacific	8,572	3,527	658	692	6,751	20,200
Australia	5,136	12,133	—	2	—	17,271
Other	—	—	—	—	—	—
Total revenue	$574,302	$254,156	$57,324	$23,853	$16,965	$926,600

	Three Months Ended June 30, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$205,457	$187,982	$45,848	$31,038	$20,039	$490,364
Latin America	124,540	6,358	—	3,221	905	135,024
Middle East & Africa	76,028	19,062	1,220	5,561	287	102,158
Canada	72,581	17,484	3,477	633	37	94,212
Europe	45,889	3,384	5,156	968	3,297	58,694
Asia-Pacific	9,518	784	2,142	909	11,225	24,578
Australia	4,960	7,308	15	91	—	12,374
Other	13,438	37	—	1,693	—	15,168
Total revenue	$552,411	$242,399	$57,858	$44,114	$35,790	$932,572

	Six Months Ended June 30, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$478,678	$390,196	$87,193	$24,250	$20,604	$1,000,921
Latin America	240,554	10,145	—	7,012	1,719	259,430
Middle East & Africa	158,763	30,177	5,448	13,860	(438)	207,810
Canada	146,567	36,185	6,689	958	18	190,417
Europe	103,218	9,939	12,704	1,143	5,125	132,129
Asia-Pacific	17,791	5,605	1,995	1,871	12,539	39,801
Australia	11,085	23,457	—	2	—	34,544
Other	9,330	—	2	563	—	9,895
Total revenue	$1,165,986	$505,704	$114,031	$49,659	$39,567	$1,874,947

	Six Months Ended June 30, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$396,363	$355,784	$92,667	$56,259	$41,893	$942,966
Latin America	224,145	11,361	—	6,811	1,630	243,947
Middle East & Africa	150,072	35,773	2,909	13,282	601	202,637
Canada	148,380	36,936	6,418	1,111	63	192,908
Europe	94,910	5,729	8,866	1,871	6,768	118,144
Asia-Pacific	18,001	2,455	3,817	1,954	18,715	44,942
Australia	10,803	14,583	15	199	—	25,600
Other	24,709	127	25	2,527	—	27,388
Total revenue	$1,067,383	$462,748	$114,717	$84,014	$69,670	$1,798,532
______________________
(1)    Revenues associated with sales under the Cross Supply and Product Transfer Agreement with Ecolab are included within Corporate and other.

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Contract assets	$—	$—
Contract liabilities - current	$20,549	$14,113

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	June 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$583,522	$423,001	$160,521	$582,466	$407,212	$175,254
Unpatented technologies	142,760	65,713	77,047	142,760	56,264	86,496
Favorable supply agreements	57,000	57,000	—	57,000	49,056	7,944
Trademarks	59,862	37,865	21,997	59,856	36,048	23,808
Patents	38,346	32,112	6,234	38,175	31,481	6,694
Other	525	525	—	1,892	1,878	14
	882,015	616,216	265,799	882,149	581,939	300,210
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$886,815	$616,216	$270,599	$886,949	$581,939	$305,010

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2022	$367,084	$211,268	$101,136	$—	$679,488
Foreign currency translation	(10,554)	133	—	—	(10,421)
June 30, 2023	$356,530	$211,401	$101,136	$—	$669,067

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

NOTE 5—DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
2022 Revolving Credit Facility	$—	$25,000
2022 Term Loan Facility	620,304	623,438
Total	620,304	648,438
Net unamortized discounts and issuance costs	(18,889)	(20,486)
Total long-term debt	601,415	627,952
Current portion of long-term debt (1)	(6,250)	(6,250)
Long-term debt, less current portion	$595,165	$621,702
_______________________
(1) Includes the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of June 30, 2023.

On June 7, 2022, we entered into a restated credit agreement, which provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” and, together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135.0 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022. As of June 30, 2023, we had no outstanding balance on the 2022 Revolving Credit Facility.

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which began on December 30, 2022. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, we had $72.2 million and $82.4 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 11 locations, the majority of which are in the United States (“U.S.”), and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of June 30, 2023 and December 31, 2022, environmental liability accruals related to these locations were $6.0 million and $5.9 million, respectively.

Prior to the commencement of our operations as an independent publicly traded company in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma. Initial remedial efforts were undertaken at the time of discovery of the contamination and we have since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”). As part of the ongoing long-term remediation process, we contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of June 30, 2023.

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

NOTE 7—RESTRUCTURING EXPENSE

We approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions during prior periods, which we expect to be completed during 2023. We recognized charges of $4.0 million and $6.2 million during the three and six months ended June 30, 2023, respectively, consisting primarily of contract termination costs, inventory obsolescence, and employee severance and related benefits. During the three and six months ended June 30, 2022, we recorded restructuring expense of $6.6 million and $15.1 million, respectively.

The following table presents the restructuring expense by segment as classified in our condensed consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Segment restructuring expense (income):
Production Chemical Technologies	$3,434	$336	$4,578	$11,972
Production & Automation Technologies	—	125	785	(4,022)
Drilling Technologies	—	—	—	—
Reservoir Chemical Technologies	427	5,358	823	6,101
Corporate and other	99	801	4	1,053
Total	$3,960	$6,620	$6,190	$15,104

Statements of Income classification:
Cost of goods and services	$1,013	$5,147	$2,544	$1,008
Selling, general and administrative expense	2,947	1,473	3,646	14,096
Total	$3,960	$6,620	$6,190	$15,104

Our liability balance for restructuring expense at June 30, 2023 reflects contract termination costs, employee severance and related benefits initiated during the period. Additional programs may be initiated during the remainder of 2023 with related restructuring charges.

The following table details our restructuring accrual activities during the six months ended June 30, 2023:

(in thousands)	Restructuring Accrual Balance
December 31, 2022	$28,518
Restructuring charges	6,190
Asset sales and write-offs	(669)
Payments	(16,984)
Other, including foreign currency translation	(2)
June 30, 2023	$17,053

NOTE 8—STOCKHOLDERS' EQUITY

Dividends

On February 16, 2023, the Company announced that our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.085 per share of the Company’s common stock. Our second quarter cash dividend of $0.085 per share was declared on May 11, 2023 and is payable on July 28, 2023 to shareholders of record on July 7, 2023. As a result, we recorded a dividend payable of $17.3 million on our condensed consolidated balance sheet as of June 30, 2023. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. On October 24, 2022, our Board increased the authorization under this program to $750 million. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During the three months ended June 30, 2023, we repurchased and cancelled 1,883,480 shares of common stock for a total of $51.2 million, including commissions and excise tax. During the six months ended June 30, 2023, we repurchased and cancelled 3,185,979 shares of common stock for a total of $91.6 million, including commissions and excise tax.

NOTE 9—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income attributable to ChampionX	$95,797	$27,342	$159,329	$64,044

Weighted-average number of shares outstanding	197,034	203,322	197,657	203,200
Dilutive effect of stock-based compensation	3,701	5,392	4,037	5,663
Total shares and dilutive securities	200,735	208,714	201,694	208,863

Earnings per share attributable to ChampionX:
Basic	$0.49	$0.13	$0.81	$0.32
Diluted	$0.48	$0.13	$0.79	$0.31

For all periods presented, the computation of diluted earnings per share excludes awards with an anti-dilutive impact. For the three and six months ended June 30, 2023, the diluted shares include the dilutive impact of equity awards except for approximately 1.0 million and 0.8 million shares, respectively, that were excluded because their inclusion would be anti-dilutive. For the three and six months ended June 30, 2022, the diluted shares include the dilutive impact of equity awards except for approximately 0.4 million shares and 0.4 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

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

Due to the continued deterioration of the business environment, increasing trade regulations and sanctions and Russia’s imposition of an exit tax on divestments to facilitate exit from in-country operations, we assessed the fair value less cost to sell the business as of March 31, 2023 to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023. There were no changes in the three month period ended June 30, 2023.

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
Level 3- Inputs are unobservable inputs for which there is little or no market data available.
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
(in thousands)	Measurement Level	June 30, 2023	December 31, 2022
Assets
Foreign currency forward contracts	Level 2	$2,456	$7,066
Interest rate swaps	Level 2	5,982	8,476
Total		$8,438	$15,542

Liabilities
Foreign currency forward contracts	Level 2	$3,821	$4,209
Interest rate swaps	Level 2	—	—
Total		$3,821	$4,209

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

The fair value of the 2022 Term Loan Facility is based on Level 2 quoted market prices for the same or similar debt instruments. The fair value of the 2022 Revolving Credit Facility approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$—	$—	$25,000	$25,000
2022 Term Loan Facility	$620,304	$620,304	$623,438	$610,969

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

	Derivative Assets		Derivative Liabilities
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Prepaid expenses and other current assets	$7,705	$11,911	$—	$—
Other non-current assets	733	3,631	—	—
Accrued expenses and other current liabilities	—	—	3,821	4,209
	$8,438	$15,542	$3,821	$4,209

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	June 30, 2023	December 31, 2022
Notional value of foreign currency forward contracts and interest rate swaps	$931,238	$965,973

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

Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Loss (gain) reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$(966)	$(118)	$(1,923)	$(47)
Interest expense	(1,322)	—	(2,259)	—
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	906	1,251	2,347	5,411
Total loss of derivative instruments	$(1,382)	$1,133	$(1,835)	$5,364

NOTE 13—INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$157,451	$142,571
Work in progress	20,456	19,582
Finished goods	518,913	467,628
	696,820	629,781
Inventory reserve	(34,010)	(24,702)
LIFO adjustments (1)	(63,770)	(62,536)
Inventories, net	$599,040	$542,543
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

Accounts receivable sold were $359.3 million for the six months ended June 30, 2023. The accounts receivable sold that remained outstanding as of June 30, 2023 was $112.6 million. During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivable sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $1.8 million and $3.4 million for the three and six months ended June 30, 2023, respectively.

NOTE 15—SUPPLY CHAIN FINANCE

We use a supply chain finance program in connection with the purchase of goods, which allows our suppliers to work directly with a third party to provide financing by purchasing their receivables earlier in the payment cycle. We maintain the same contractually agreed upon invoice terms prior to each supplier entering into the program. As of June 30, 2023, we had approximately $50.0 million outstanding under the program, which is included in accounts payable on our condensed consolidated balance sheet.

NOTE 16—CASH FLOW INFORMATION

Leased Asset Program

Our electrical submersible pumping leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the six months ended June 30, 2023 and 2022, we transferred $54.8 million and $34.7 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides our analysis of our financial performance, financial condition and significant trends that may affect our future performance. It should be read in conjunction with the condensed consolidated financial statements, and notes thereto, included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to ChampionX’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words “believe,” “anticipate,” “expect,” “may,” “intend,” “foresee,” “guidance,” “estimate,” “potential,” “outlook,” “plan,” “should,” “would,” “could,” “target,” “forecast” and similar expressions, including the negative thereof. We undertake no obligation to publicly update, revise or correct any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.”

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

Recent Events

Russia’s invasion of Ukraine and the related sanctions imposed present economic risk to companies that engage in business within, or have economic ties to, Russia. Our Russia operations (the “CT Russia Business”) are fully contained within the country and include a manufacturing plant and related inventory, service operations, an established customer base and local employees, and has the ability to operate as a standalone business under the brand, Master Chemicals. During the second quarter of 2022, we initiated a plan to dispose of the CT Russia Business. As a result, the CT Russia Business met the criteria to be reported as held for sale and, therefore, was reflected in our condensed consolidated balance sheet at the lower of its carrying value or its fair value less costs to sell. Due to the continued economic pressure and sanctions imposed by the United States, European Union, and United Kingdom, increasing costs to sell and increased trade regulations and political instability in Russia, we assessed the fair value less cost to sell the business as of March 31, 2023 to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023. Since March 31, 2023, we no longer recognize any revenues or expenses associated with the CT Russia Business. Prior to such date, the revenues, net income and total assets of the CT Russia Business represented less than 2% of our consolidated results of operations.

Business Environment

We monitor macro-economic conditions and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. Our business segments provide a broad range of technologies and products to support oil and gas production, exploration and development, and the midstream sector. As a result, we are substantially dependent upon global oil production levels, as well as new investment activity levels in the oil and gas and midstream sectors. Demand for our products, technologies and services is impacted by overall global demand for oil and gas, ongoing depletion rates of existing oil and gas wells, and our customers’ willingness to invest in the exploration for and development of new oil and gas resources. Our customers determine their operating and capital budgets based on current and expected future crude oil and natural gas prices, United States (“U.S.”) and worldwide rig count, U.S. well completions and expected industry cost levels, among other factors. Crude oil and natural gas prices are impacted by supply and demand, which are influenced by geopolitical, macroeconomic, and local events, and have historically been subject to substantial volatility and cyclicality. Rig count, footage drilled, and exploration and production investment by oil and gas operators have often been used as leading indicators for the level of drilling and development activity and future production levels in the oil and gas sector.

Market Conditions and Outlook

In recent years, oil prices have remained volatile due to various factors such as the impact of the COVID-19 pandemic, oil supply constraints, geopolitical instability, extended periods of inflation, and concerns of a global recession. During the first half of 2023, oil prices declined by more than 10%, marking four consecutive quarterly declines. Rig counts in the U.S. have also declined in the first half of the year. Supply has continued to outpace demand thus far; however, this is expected to shift in the second half of 2023, particularly after the announced OPEC+ production cuts. According to the U.S. Energy Information Administration, global demand is expected to continue to increase, albeit moderately, through the remainder of the year. The decreasing inventories of oil, and to a lesser extent rising demand, is expected to lead to relatively moderate commodity price increases for oil.

Inflation rates have begun to moderate. Nonetheless, we continue to actively monitor market trends specifically related to the sourcing of raw materials. We also continue to work diligently to ensure selling prices offset the impact of raw material, labor, and logistics-related inflation on our businesses. Our productivity and continuous improvement initiatives are focused on delivering expanding profit margins in all our businesses.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	June 30,	March 31,	Variance
(in thousands)	2023	2023	$
Revenue	$926,600	$948,347	$(21,747)
Cost of goods and services	644,394	664,992	(20,598)
Gross profit	282,206	283,355	(1,149)
Selling, general and administrative expense	162,484	160,816	1,668
Loss on disposal group	—	12,965	(12,965)
Interest expense, net	14,544	12,466	2,078
Other (income) expense, net	(3,104)	5,295	(8,399)
Income before income taxes	108,282	91,813	16,469
Provision for income taxes	11,656	28,669	(17,013)
Net income	96,626	63,144	33,482
Net income attributable to noncontrolling interest	829	(388)	1,217
Net income attributable to ChampionX	$95,797	$63,532	$32,265

Revenue. Revenue decreased $21.7 million, or 2%, sequentially, mainly due to a decrease in our Production Chemical Technologies segment associated with our decision to exit our CT Russia Business, shipment delays due to customer logistics in Latin America, extended customer maintenance turnarounds in the Gulf of Mexico and the impact of the Canadian wildfires. We also continue to experience declines in revenue derived from the Cross Supply and Product Transfer Agreement with Ecolab Inc., which is reported in Corporate and other but beginning with the third quarter of 2023, will be reported within Production Chemical Technologies.

Gross profit. Gross profit remained flat sequentially as the reduction in revenue in the second quarter of 2023 was offset by improvement in our cost of goods and services.

Selling, general and administrative expense. Selling, general and administrative expense was flat sequentially.

Loss on disposal group. During the first quarter of 2023, we recognized a $13.0 million pre-tax impairment expense to write down all of the assets within our CT Russia Business to its recoverable value of zero.

Interest expense, net. Interest expense, net increased $2.1 million, or 17%, sequentially primarily due to the increase in interest rates.

Other (income) expense, net. Other income, net was $3.1 million for the three months ended June 30, 2023, compared to other expense, net of $5.3 million in the prior quarter. This change was primarily due to the impact of varying foreign currency exchange gains and losses in each such quarter.

Provision for income taxes. Our provision for income taxes reflected effective tax rates (“ETR”) of 10.8% and 31.2% for the three months ended June 30, 2023 and March 31, 2023, respectively. The decrease to the ETR for the quarter ending June 30, 2023 was primarily driven by discrete benefits due to a return to provision adjustment in Argentina and an update to a prior year estimate in the U.S.

	Six Months Ended
	June 30,		Variance
(in thousands)	2023	2022	$
Revenue	$1,874,947	$1,798,532	$76,415
Cost of goods and services	1,309,386	1,379,034	(69,648)
Gross profit	565,561	419,498	146,063
Selling, general and administrative expense	323,300	291,711	31,589
Long-lived asset impairment	12,965	22,924	(9,959)
Interest expense, net	27,010	22,128	4,882
Other expense, net	2,191	10,677	(8,486)
Income before income taxes	200,095	72,058	128,037
Provision for income taxes	40,325	4,989	35,336
Net income	159,770	67,069	92,701
Net income attributable to noncontrolling interest	441	3,025	(2,584)
Net income attributable to ChampionX	$159,329	$64,044	95,285

Revenue. Revenue increased $76.4 million, or 4%, for the six months ended June 30, 2023 compared to prior year primarily due to increases in revenue within our Production Chemical Technologies and Production & Automation Technologies reportable segments, which were driven by incremental volumes and global pricing. This increase was partially offset by a reduction in revenue within our Reservoir Chemical Technologies segment due to the exit of our friction reducer product line in the prior year as well as a decline in revenue derived from the Cross Supply and Product Transfer Agreement with Ecolab Inc.

Gross profit. Gross profit increased $146.1 million, or 35%, for the six months ended June 30, 2023 compared to prior year, mainly due to the incremental volumes and pricing noted above as well as improved margins as we exited certain product lines in our Reservoir Chemical Technologies segment.

Selling, general and administrative expense. Selling, general and administrative expense increased $31.6 million, or 11%, for the six months ended June 30, 2023 compared to prior year, primarily due to an increase in labor costs and employee incentives as activity levels have increased.

Interest expense, net. Interest expense, net increased $4.9 million, or 22%, for the six months ended June 30, 2023 compared to prior year primarily due to an increase in interest rates.

Other expense, net. Other expense, net decreased $8.5 million, primarily due to the loss on debt extinguishment recognized in the prior year.

Provision for income taxes. The ETR for the first six months of 2023 and 2022 were 20.2% and 6.9%, respectively. The ETR for the first six months of 2023 was positively impacted as a result of discrete benefits primarily due to a return to provision adjustment in Argentina and an update to a prior year estimate in the U.S. The ETR for the first six months of 2022 was positively impacted by the release of the valuation allowance on our operations in Angola, a charge incurred on the CT Russia Business upon classifying to held for sale, and return to provision adjustments in several foreign jurisdictions.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	June 30,	March 31,	Variance
(in thousands)	2023	2023	$
Segment revenue:
Production Chemical Technologies	$574,302	$591,684	$(17,382)
Production & Automation Technologies	254,156	251,548	2,608
Drilling Technologies	57,324	56,707	617
Reservoir Chemical Technologies	23,853	25,806	(1,953)
Corporate and other	16,965	22,602	(5,637)
Total revenue	$926,600	$948,347	$(21,747)

Segment operating profit (loss):
Production Chemical Technologies	$87,163	$66,314	$20,849
Production & Automation Technologies	33,208	34,792	(1,584)
Drilling Technologies	12,660	11,887	773
Reservoir Chemical Technologies	2,186	1,987	199
Total segment operating profit	135,217	114,980	20,237
Corporate expense and other	12,391	10,701	1,690
Interest expense, net	14,544	12,466	2,078
Income before income taxes	$108,282	$91,813	$16,469

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue decreased $17.4 million, or 3%, sequentially, mainly due to a $9.3 million decline in revenue related to no longer recognizing any revenue associated with our CT Russia Business from March 31, 2023. This segment was also impacted by shipment delays due to customer logistics in Latin America resulting in an $8.0 million sequential decline and approximately $9.0 million due to extended customer maintenance turnarounds in the Gulf of Mexico and the Canadian wildfires, partially offset by revenue growth in the Middle East, Africa and Europe.

Operating profit. Production Chemical Technologies operating profit increased $20.8 million, or 31%, in the second quarter of 2023 compared to the prior quarter due to raw materials cost improvements and productivity initiatives. The sequential results were impacted by the $13.0 million charge to write down the assets of the CT Russia Business recognized in the first quarter of 2023.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue increased marginally by $2.6 million, or 1%, as compared to the prior quarter due to higher demand in the U.S. and internationally, offset by declines caused by the Canadian wildfires.

Operating profit. Production & Automation Technologies operating profit decreased by $1.6 million, or 5%, in the second quarter of 2023 compared to the prior quarter due to an increase in depreciation expense as we invested additional capital into the business.

Drilling Technologies

Revenue. Drilling Technologies revenue increased $0.6 million, or 1%, in the second quarter of 2023 compared to the prior quarter primarily due to favorable product mix which offset the impact of lower worldwide rig count.

Operating profit. Drilling Technologies operating profit increased $0.8 million, or 7%, in the second quarter of 2023 compared to the prior quarter primarily due to lower processing costs.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue decreased $2.0 million, or 8%, in the second quarter of 2023 compared to the prior quarter primarily due to lower volumes in the U.S. and Latin America.

Operating profit. Reservoir Chemical Technologies operating profit increased $0.2 million, or 10%, in the second quarter of 2023 compared to the prior quarter as the segment continues to benefit from cost reduction initiatives associated with the exit of certain product lines.

	Six Months Ended June 30,		Variance
(in thousands)	2023	2022	$
Segment revenue:
Production Chemical Technologies	$1,165,986	$1,067,383	$98,603
Production & Automation Technologies	505,704	462,748	42,956
Drilling Technologies	114,031	114,717	(686)
Reservoir Chemical Technologies	49,659	84,014	(34,355)
Corporate	39,567	69,670	(30,103)
Total revenue	$1,874,947	$1,798,532	$76,415

Segment operating profit (loss):
Production Chemical Technologies	$153,477	$56,869	$96,608
Production & Automation Technologies	68,000	48,360	19,640
Drilling Technologies	24,547	30,263	(5,716)
Reservoir Chemical Technologies	4,173	(11,616)	15,789
Total segment operating profit	250,197	123,876	126,321
Corporate expense and other	23,092	29,690	(6,598)
Interest expense, net	27,010	22,128	4,882
Income before income taxes	$200,095	$72,058	$128,037

Production Chemical Technologies

Revenue. Production Chemical Technologies revenue increased $98.6 million, or 9%, as compared to the prior year, mainly due to market share expansion and price increases to offset inflation.

Operating profit. Operating profit increased $96.6 million compared to the prior year, primarily due to the incremental revenues noted above, improved operating efficiencies, and lower expenses in 2023 related to restructuring expenses and charges associated with the CT Russia Business.

Production & Automation Technologies

Revenue. Revenue increased $43.0 million, or 9%, as compared to the prior year, primarily due to higher volumes across our product offerings in North America and price increases to offset inflation.

Operating profit. Operating profit increased $19.6 million, or 41%, compared to the prior year primarily due to higher volumes and price as noted above, improvements in raw materials and freight costs, and productivity initiatives.

Drilling Technologies

Revenue. Revenue decreased $0.7 million, or 1%, as compared to the prior year due to customers restocking inventory during the 2022 period.

Operating profit. Operating profit decreased $5.7 million, or 19%, compared to the prior year primarily due to a change in product mix and the impact of inflation and certain operating cost increases.

Reservoir Chemical Technologies

Revenue. Revenue decreased $34.4 million, or 41%, compared to the prior year primarily due to the impact of the exit of our friction reducer product line.

Operating profit. Operating profit increased $15.8 million compared to the prior year, due to the positive impact associated with exiting certain unprofitable product lines and a $5.3 million reduction in restructuring charges compared to 2022.

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

At June 30, 2023, we had cash and cash equivalents of $263.1 million compared to $250.2 million at December 31, 2022, primarily for working capital and operational purposes. At June 30, 2023, we had total liquidity of $932.3 million, comprised of $263.1 million of cash and $669.2 million of available capacity on the 2022 Revolving Credit Facility, which expires in June 2027.

At June 30, 2023, we had a long-term debt balance of $595.2 million, net of the current portion of long-term debt of $6.3 million, primarily consisting of the 2022 Term Loan Facility with a principal amount of $620.3 million.

Outlook

We expect to support business requirements with cash generated from operations and, if necessary, through the use of the 2022 Revolving Credit Facility. Volatility in credit, equity and commodity markets can create uncertainty for our businesses. However, the Company believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short- and long-term needs with a combination of cash on hand, cash generated from operations, the 2022 Revolving Credit Facility and access to capital markets.

On February 16, 2023, the Company announced that our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.085 per share of the Company’s common stock. Our second quarter cash dividend of $0.085 per share was declared on May 11, 2023 and is payable on July 28, 2023 to shareholders of record on July 7, 2023. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by our Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a new $250 million share repurchase program (“2022 Share Repurchase Program”). On October 24, 2022, our Board increased the authorization under this program to $750 million. Under the 2022 Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. During the three months ended June 30, 2023, we repurchased and cancelled 1,883,480 shares of common stock for a total of $51.2 million, including commissions and excise tax. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

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

Cash Flows

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash from operating activities	$208,288	$31,115
Cash used in investing activities	(50,168)	(41,807)
Cash used in financing activities	(145,241)	(74,363)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	22	659
Net increase (decrease) in cash and cash equivalents and restricted cash	$12,901	$(84,396)

Operating Activities

Cash provided by operating activities during the six months ended June 30, 2023 was $208.3 million as compared to $31.1 million for the six months ended June 30, 2022. The change was primarily driven by the increase in net income of $92.7 million and the use of cash for working capital items. Changes in working capital items used cash of $85.7 million during the six months ended June 30, 2023 compared to cash used of $158.8 million during six months ended June 30, 2022. The change in working capital items primarily related to strong cash collections during the 2023 period.

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

Investing Activities

Cash used in investing activities was $50.2 million for the six months ended June 30, 2023, and was primarily comprised of capital expenditures of $57.3 million, partially offset by $7.1 million of cash proceeds from the sale of fixed assets.

Cash used in investing activities was $41.8 million for the six months ended June 30, 2022, and was primarily comprised of capital expenditures of $53.6 million and acquisitions, net of cash acquired, of $3.2 million. This was partially offset by $14.9 million of cash proceeds from the sale of fixed assets primarily due to the sale of facilities within our Production & Automation Technologies segment.

Financing Activities

Cash used in financing activities of $145.2 million for the six months ended June 30, 2023 was primarily the result of repurchases of our common stock of $91.6 million, dividends paid of $31.6 million, net repayments totaling $28.1 million on long-term debt, payments related to taxes withheld on stock-based compensation of $7.1 million, payments of finance lease obligations of $4.4 million, and distributions to non-controlling interests of $0.8 million. This was partially offset by $15.4 million of proceeds expected to be remitted under the Accounts Receivable Facility (as defined below) and $3.0 million in cash proceeds from the exercise of stock options.

Cash used in financing activities of $74.4 million for the six months ended June 30, 2022 was primarily the result of net repayments totaling $25.1 million on long-term debt as part of our refinancing, repurchases of our common stock of $20.0 million, dividends paid of $15.5 million, payment of debt issuance costs of $8.0 million, payments related to taxes withheld on stock-based compensation of $3.4 million, and payments totaling $3.1 million for finance lease obligations. This was partially offset by $3.1 million in cash proceeds from the exercise of stock options.

Revolving Credit Facility

A summary of the 2022 Revolving Credit Facility at June 30, 2023 was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$—	$30.8	$669.2	June 2027

Additionally, we have letters of credit outside of the 2022 Revolving Credit Facility totaling approximately $2.4 million. As of June 30, 2023, we were in compliance with all restrictive covenants under the 2022 Revolving Credit Facility.

Accounts Receivable Facility

On June 28, 2022, we entered into an uncommitted accounts receivable purchase agreement (the “Accounts Receivable Facility”) with JPMorgan Chase Bank, N.A. as the purchaser. Transfers under the Accounts Receivable Facility are accounted for as sales of receivables.

The amount available for sale under the Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the Accounts Receivable Facility at any time. Accounts receivable sold that remained outstanding were $112.6 million for the six months ended June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have not been material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to Our Business

Our operations are subject to the risk of manufacturing disruptions, and hazards common to manufacturing and supplying chemical products, the occurrence of which could materially and adversely affect our business.

As a manufacturer and supplier of chemical products, we face potential hazards common in such operations such as fires, explosions, and chemical spills, releases or discharges, either in liquid or gaseous form, during production, transportation, storage or use. Such an occurrence could result in loss of life, severe injury, environmental contamination, and disruption for, and damage to, our manufacturing facilities, customers, communities, and other stakeholders, as well as significant remediation costs and other liabilities that may exceed the coverage provided by our insurance policies. Accordingly, such hazards could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of our common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1-30, 2023	331,015	$27.19	331,015	$521,000,236
May 1-31, 2023	1,168,305	$26.53	1,168,305	$490,000,048
June 1-30, 2023	384,160	$27.78	384,160	$479,328,501
Total	1,883,480	$26.90	1,883,480
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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (“Rhum”) totaling $377,033 during the period from April 1, 2023 to June 30, 2023. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

Insider Trading Arrangements and Policies

During the three months ended June 30, 2023, none of the Company’s director or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	May 11, 2023
3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	May 11, 2023
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	July 25, 2023