Form 10-Q
period 2023-09-30
ChampionX Corp
filed 2023-10-25
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
or
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

The registrant had 194.8 million shares of common stock, $0.01 par value, outstanding as of October 19, 2023.

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

All of our forward-looking statements involve risks, uncertainties and assumptions (some of which are significant or beyond our control) that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements are those set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, and include the following:

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
•Global economic conditions, geopolitical issues, supply chain disruptions, and availability and cost of credit, and the impact thereof on our operations and those of our customers and suppliers;
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
•Risks relating to information technology and cybersecurity, including the potential for cyberattacks or security breaches that could disrupt our or our partners’ or suppliers’ operations, compromise confidential or otherwise protected information, damage our reputation, expose us to legal liability, or cause financial losses;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue:
Product revenue	$827,659	$897,156	$2,474,098	$2,455,377
Service revenue	86,849	101,598	268,739	299,835
Lease and other revenue	25,275	22,807	71,893	64,881
Total revenue	939,783	1,021,561	2,814,730	2,820,093
Cost of goods and services	647,923	825,018	1,957,309	2,204,052
Gross profit	291,860	196,543	857,421	616,041
Costs and expenses:
Selling, general and administrative expense	162,317	153,736	485,617	445,447
Loss (gain) on disposal group	—	(6,409)	12,965	16,515
Interest expense, net	13,744	11,454	40,754	33,582
Other expense, net	5,998	291	8,189	10,968
Income before income taxes	109,801	37,471	309,896	109,529
Provision for income taxes	29,009	14,246	69,334	19,235
Net income	80,792	23,225	240,562	90,294
Net income attributable to noncontrolling interest	3,081	157	3,522	3,182
Net income attributable to ChampionX	$77,711	$23,068	$237,040	$87,112

Earnings per share attributable to ChampionX:
Basic	$0.40	$0.11	$1.20	$0.43
Diluted	$0.39	$0.11	$1.18	$0.42
Weighted-average shares outstanding:
Basic	195,881	201,421	197,058	202,600
Diluted	199,592	206,522	201,025	208,155

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$80,792	$23,225	$240,562	$90,294
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,144)	(47,067)	(14,800)	(27,463)
Cash flow hedges	6,164	16,310	1,706	11,608
Defined pension and other post-retirement benefits adjustments, net	59	68	10	207
Other comprehensive loss	(6,921)	(30,689)	(13,084)	(15,648)
Comprehensive income (loss)	73,871	(7,464)	227,478	74,646
Less: Comprehensive income attributable to noncontrolling interest	3,081	157	3,522	3,182
Comprehensive income (loss) attributable to ChampionX	$70,790	$(7,621)	$223,956	$71,464

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$285,006	$250,187
Receivables, net of allowances of $6,148 in 2023 and $5,148 in 2022	520,106	601,061
Inventories, net	588,800	542,543
Assets held for sale	9,959	29,334
Prepaid expenses and other current assets	81,825	75,456
Total current assets	1,485,696	1,498,581
Property, plant, and equipment, net of accumulated depreciation of $751,939 in 2023 and $693,226 in 2022	763,559	734,810
Goodwill	666,108	679,488
Intangible assets, net	256,376	305,010
Operating lease right-of-use assets	75,924	92,928
Other non-current assets	63,541	76,666
Total assets	$3,311,204	$3,387,483
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,250	$6,250
Accounts payable	500,021	469,566
Accrued compensation and employee benefits	90,772	102,750
Current portion of operating lease liabilities	24,586	28,838
Accrued distributor fees	38,531	102,034
Liabilities held for sale	—	7,186
Accrued expenses and other current liabilities	133,716	142,352
Total current liabilities	793,876	858,976
Long-term debt	594,943	621,702
Deferred income taxes	77,457	94,235
Operating lease liabilities	46,162	59,686
Other long-term liabilities	92,638	75,669
Total liabilities	1,605,076	1,710,268
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 195.0 million shares and 198.5 million shares issued and outstanding in 2023 and 2022, respectively	1,950	1,985
Capital in excess of par value of common stock	2,204,974	2,249,698
Accumulated deficit	(442,831)	(527,603)
Accumulated other comprehensive loss	(42,614)	(29,530)
ChampionX stockholders’ equity	1,721,479	1,694,550
Noncontrolling interest	(15,351)	(17,335)
Total equity	1,706,128	1,677,215
Total liabilities and equity	$3,311,204	$3,387,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2022	198,466	$1,985	$2,249,698	$(527,603)	$(29,530)	$(17,335)	$1,677,215
Net income	—	—	—	63,532	—	(388)	63,144
Other comprehensive loss	—	—	—	—	(15,312)	—	(15,312)
Stock-based compensation	327	3	5,231	—	—	—	5,234
Stock options exercised	481	5	3,009	—	—	—	3,014
Taxes withheld on issuance of stock-based awards	—	—	(5,100)	—	—	—	(5,100)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,784)	—	—	(16,784)
Repurchase and cancellation of common stock	(1,302)	(13)	(14,811)	(25,603)	—	—	(40,427)
Distributions to noncontrolling interest	—	—	—	—	—	(823)	(823)
Cumulative translation adjustments	—	—	—	—	—	8	8
March 31, 2023	197,972	$1,980	$2,238,027	$(506,458)	$(44,842)	$(18,538)	$1,670,169
Net income	—	—	—	95,797	—	829	96,626
Other comprehensive income	—	—	—	—	9,149	—	9,149
Stock-based compensation	180	2	6,339	—	—	—	6,341
Stock options exercised	27	—	24	—	—	—	24
Taxes withheld on issuance of stock-based awards	—	—	(2,039)	—	—	—	(2,039)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,758)	—	—	(16,758)
Repurchase and cancellation of common stock	(1,883)	(19)	(21,442)	(29,729)	—	—	(51,190)
June 30, 2023	196,296	$1,963	$2,220,909	$(457,148)	$(35,693)	$(17,709)	$1,712,322
Net income	—	—	—	77,711		3,081	80,792
Other comprehensive loss	—	—	—	—	(6,921)	—	(6,921)
Stock-based compensation	129	1	6,088	—	—	—	6,089
Stock options exercised	444	5	2,754	—	—	—	2,759
Taxes withheld on issuance of stock-based awards	—	—	(2,593)	—	—	—	(2,593)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,718)	—	—	(16,718)
Repurchase and cancellation of common stock	(1,883)	(19)	(21,418)	(46,676)	—	—	(68,113)
Distributions to noncontrolling interest	—	—	(766)	—	—	(716)	(1,482)
Cumulative translation adjustments	—	—	—	—	—	(7)	(7)
September 30, 2023	194,986	$1,950	$2,204,974	$(442,831)	$(42,614)	$(15,351)	$1,706,128

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2021	202,866	$2,029	$2,315,399	$(525,158)	$(21,625)	$(16,338)	$1,754,307
Net income	—	—	—	36,702	—	1,471	38,173
Other comprehensive loss	—	—	—	—	(2,795)	—	(2,795)
Stock-based compensation	290	3	4,725	—	—	—	4,728
Stock options exercised	189	1	1,054	—	—	—	1,055
Taxes withheld on issuance of stock-based awards	—	—	(2,639)	—	—	—	(2,639)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,465)	—	—	(15,465)
Cumulative translation adjustments	—	—	—	—	—	208	208
March 31, 2022	203,345	$2,033	$2,318,539	$(503,921)	$(24,420)	$(14,659)	$1,777,572
Net income	—	—	—	27,342	—	1,554	28,896
Other comprehensive income	—	—	—	—	17,836	—	17,836
Stock-based compensation	64	1	5,070	—	—	—	5,071
Stock options exercised	312	3	2,087	—	—	—	2,090
Taxes withheld on issuance of stock-based awards	—	—	(739)	—	—	—	(739)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,494)	—	—	(15,494)
Repurchase and cancellation of common stock	(790)	(8)	(8,992)	(11,016)	—	—	(20,016)
Distributions to noncontrolling interest	—	—	—	—	—	(2,369)	(2,369)
Cumulative translation adjustments	—	—	—	—	—	8	8
June 30, 2022	202,931	$2,029	$2,315,965	$(503,089)	$(6,584)	$(15,466)	$1,792,855
Net income	—	—	—	23,068	—	157	23,225
Other comprehensive loss	—	—	—	—	(30,689)	—	(30,689)
Stock-based compensation	20	—	5,009	—	—	—	5,009
Stock options exercised	87	1	563	—	—	—	564
Taxes withheld on issuance of stock-based awards	—	—	(198)	—	—	—	(198)
Dividends declared to common stockholders ($0.075 per share)	—	—	—	(15,315)	—	—	(15,315)
Repurchase and cancellation of common stock	(3,698)	(37)	(45,245)	(34,792)	—	—	(80,074)
Distributions to noncontrolling interest	—	—	—	—	—	(647)	(647)
Cumulative translation adjustments	—	—	—	—	—	(10)	(10)
September 30, 2022	199,340	$1,993	$2,276,094	$(530,128)	$(37,273)	$(15,966)	$1,694,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$240,562	$90,294
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	177,226	177,761
Loss on disposal group	12,965	16,515
Stock-based compensation	17,664	14,808
Provision for inventory obsolescence and write-downs	16,354	21,214
Loss on debt extinguishment	—	4,043
Deferred income taxes	(15,380)	(37,505)
Gain on disposal of fixed assets	(1,480)	(4,428)
Amortization of deferred loan costs and accretion of discount	3,044	2,736
Other	4,791	1,261
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	85,181	(50,075)
Inventories	(50,011)	(72,298)
Leased assets	(38,597)	(20,947)
Other assets	17,470	24,022
Accounts payable	(7,018)	38,600
Other liabilities	(91,453)	12,266
Net cash flows provided by operating activities	371,318	218,267

Cash flows from investing activities:
Capital expenditures	(110,965)	(74,752)
Proceeds from sale of fixed assets	12,328	16,424
Acquisitions, net of cash acquired	—	(3,198)
Net cash used for investing activities	(98,637)	(61,526)

Cash flows from financing activities:
Proceeds from long-term debt	15,500	995,038
Repayment of long-term debt	(43,625)	(1,071,386)
Payment of debt issue costs	(1,028)	(8,008)
Repurchases of common stock	(159,730)	(100,090)
Dividends paid	(48,309)	(30,480)
Payments related to taxes withheld on stock-based compensation	(9,732)	(3,576)
Proceeds from exercise of stock options	5,797	3,709
Payment of finance lease obligations	(7,148)	(4,503)
Distributions to noncontrolling interest	(2,305)	(3,016)
Proceeds expected to be remitted under the Accounts Receivable Facility	14,032	7,111
Net cash used for financing activities	(236,548)	(215,201)

Effect of exchange rate changes on cash and cash equivalents	(1,314)	(5,746)

Net increase (decrease) in cash and cash equivalents	34,819	(64,206)
Cash and cash equivalents at beginning of period	250,187	255,178
Cash and cash equivalents at end of period	$285,006	$190,972

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
The adoption of this ASU did not have a material effect on our consolidated financial statements, other than the newly required disclosures. See Note 15—Supply Chain Finance for information on our supplier finance program.

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

Segment revenue and segment operating profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Segment revenue:
Production Chemical Technologies	$604,254	$643,604	$1,770,240	$1,710,987
Production & Automation Technologies	256,148	247,717	761,852	710,465
Drilling Technologies	54,869	60,965	168,900	175,682
Reservoir Chemical Technologies	25,093	35,485	74,752	119,499
Corporate and other (1)	(581)	33,790	38,986	103,460
Total revenue	$939,783	$1,021,561	$2,814,730	$2,820,093

Segment operating profit (loss):
Production Chemical Technologies	$94,560	$86,649	$248,037	$143,518
Production & Automation Technologies	28,299	22,485	96,299	70,845
Drilling Technologies	12,255	14,856	36,802	45,119
Reservoir Chemical Technologies	2,461	(61,711)	6,634	(73,327)
Total segment operating profit	137,575	62,279	387,772	186,155
Corporate and other (1)	14,030	13,354	37,122	43,044
Interest expense, net	13,744	11,454	40,754	33,582
Income before income taxes	$109,801	$37,471	$309,896	$109,529
_______________________
(1)    Corporate and other includes costs not directly attributable or allocated to our reporting segments such as overhead and other costs pertaining to corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest. Additionally, the sales and expenses related to the Cross Supply and Product Transfer Agreement with Ecolab Inc. (“Ecolab”) were included within Corporate and other from June 3, 2020, the date we acquired the Chemical Technologies business from Ecolab, through June 30, 2023. Beginning July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.

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

Revenue disaggregated by geography was as follows:

	Three Months Ended September 30, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$250,980	$191,139	$41,314	$14,131	$(30)	$497,534
Latin America	136,714	5,400	—	2,821	—	144,935
Middle East & Africa	75,086	17,889	2,218	6,959	(547)	101,605
Canada	73,107	20,362	3,661	257	—	97,387
Europe	47,791	4,680	6,289	714	(4)	59,470
Asia-Pacific	15,075	3,846	1,387	199	—	20,507
Australia	5,501	12,832	—	12	—	18,345
Other	—	—	—	—	—	—
Total revenue	$604,254	$256,148	$54,869	$25,093	$(581)	$939,783

	Three Months Ended September 30, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$228,007	$192,914	$47,645	$19,756	$19,651	$507,973
Latin America	184,964	4,963	7	3,283	758	193,975
Middle East & Africa	77,162	15,567	1,562	8,314	1,358	103,963
Canada	75,334	18,922	4,614	334	49	99,253
Europe	50,206	2,776	5,774	1,102	3,584	63,442
Asia-Pacific	8,851	1,528	1,363	767	8,390	20,899
Australia	5,518	10,803	—	30	—	16,351
Other	13,562	244	—	1,899	—	15,705
Total revenue	$643,604	$247,717	$60,965	$35,485	$33,790	$1,021,561

	Nine Months Ended September 30, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$729,658	$581,335	$128,507	$38,381	$20,574	$1,498,455
Latin America	377,268	15,545	—	9,833	1,719	404,365
Middle East & Africa	233,849	48,066	7,666	20,819	(985)	309,415
Canada	219,674	56,547	10,350	1,215	18	287,804
Europe	151,009	14,619	18,993	1,857	5,121	191,599
Asia-Pacific	32,866	9,451	3,382	2,070	12,539	60,308
Australia	16,586	36,289	—	14	—	52,889
Other	9,330	—	2	563	—	9,895
Total revenue	$1,770,240	$761,852	$168,900	$74,752	$38,986	$2,814,730

	Nine Months Ended September 30, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$624,370	$548,698	$140,312	$76,015	$61,544	$1,450,939
Latin America	409,109	16,324	7	10,094	2,388	437,922
Middle East & Africa	227,234	51,340	4,471	21,596	1,959	306,600
Canada	223,714	55,858	11,032	1,445	112	292,161
Europe	145,116	8,505	14,640	2,973	10,352	181,586
Asia-Pacific	26,852	3,983	5,180	2,721	27,105	65,841
Australia	16,321	25,386	15	229	—	41,951
Other	38,271	371	25	4,426	—	43,093
Total revenue	$1,710,987	$710,465	$175,682	$119,499	$103,460	$2,820,093
______________________
(1)    The sales related to the Cross Supply and Product Transfer Agreement with Ecolab were included within Corporate and other from the date we acquired the Chemical Technologies business from Ecolab through June 30, 2023. Beginning July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.
Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Contract assets	$—	$—
Contract liabilities - current	$25,875	$14,113

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	September 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$582,095	$429,885	$152,210	$582,466	$407,212	$175,254
Unpatented technologies	142,760	70,504	72,256	142,760	56,264	86,496
Favorable supply agreements	57,000	57,000	—	57,000	49,056	7,944
Trademarks	59,856	38,750	21,106	59,856	36,048	23,808
Patents	36,244	30,240	6,004	38,175	31,481	6,694
Other	525	525	—	1,892	1,878	14
	878,480	626,904	251,576	882,149	581,939	300,210
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$883,280	$626,904	$256,376	$886,949	$581,939	$305,010

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2022	$367,084	$211,268	$101,136	$—	$679,488
Foreign currency translation	(13,328)	(52)	—	—	(13,380)
September 30, 2023	$353,756	$211,216	$101,136	$—	$666,108

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

NOTE 5—DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
2022 Revolving Credit Facility	$—	$25,000
2022 Term Loan Facility	620,312	623,438
Total	620,312	648,438
Net unamortized discounts and issuance costs	(19,119)	(20,486)
Total long-term debt	601,193	627,952
Current portion of long-term debt (1)	(6,250)	(6,250)
Long-term debt, less current portion	$594,943	$621,702
_______________________
(1) Includes the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of September 30, 2023.

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” and, together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135.0 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022. As of September 30, 2023, we had no outstanding balance on the 2022 Revolving Credit Facility.

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of September 30, 2023.

At the Company’s election, outstanding borrowings under the Senior Secured Credit Facility will accrue interest at a per annum rate of (i) an adjusted SOFR rate plus the applicable spread or (ii) a base rate plus the applicable spread. On September 29, 2023, we amended the Restated Credit Agreement to, among other things, reprice the Company’s $620.3 million of existing term loans under the 2022 Term Loan Facility, in connection with which new term loans in the same amount were issued. The new term loans bear interest at a per annum rate of (i) an adjusted SOFR Rate plus 2.75% per annum or (ii) a base rate plus 1.75%. The new term loans may be prepaid at any time without penalty, other than a 1.00% premium if the loans are repriced at any time prior to March 30, 2024 and subject to the payment of customary breakage costs in the case of the SOFR rate loans. All other material terms of the Senior Secured Credit Facility remain unchanged.

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

As of September 30, 2023 and December 31, 2022, we had $78.3 million and $82.4 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 8 locations, the majority of which are in the United States (“U.S.”). Environmental liabilities have been accrued to reflect our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of September 30, 2023 and December 31, 2022, environmental liability accruals related to these locations were $5.9 million and $5.9 million, respectively.

Prior to the commencement of our operations as an independent publicly traded company in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma. Initial remedial efforts were undertaken at the time of discovery of the contamination and we have since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”). As part of the ongoing long-term remediation process, we contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of September 30, 2023.

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

The Company intends to vigorously defend these lawsuits and also believes that it has rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement it might have in these matters in the future, or the potential for future litigation.

NOTE 7—RESTRUCTURING EXPENSE

We approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions during prior periods, which we expect to be completed during 2023. We recognized charges of $0.1 million and $6.3 million during the three and nine months ended September 30, 2023, respectively, consisting primarily of contract termination costs, inventory obsolescence, and employee severance and related benefits. During the three and nine months ended September 30, 2022, we recorded restructuring expense of $69.8 million and $84.9 million, respectively.

The following table presents the restructuring expense by segment as classified in our condensed consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Segment restructuring expense (income):
Production Chemical Technologies	$58	$(335)	$4,636	$11,637
Production & Automation Technologies	—	4,282	785	260
Drilling Technologies	—	—	—	—
Reservoir Chemical Technologies	32	63,458	855	69,559
Corporate and other	—	2,350	4	3,403
Total	$90	$69,755	$6,280	$84,859

Statements of Income classification:
Cost of goods and services	$29	$66,488	$2,573	$67,496
Selling, general and administrative expense	61	3,267	3,707	17,363
Total	$90	$69,755	$6,280	$84,859

Our liability balance for restructuring expense at September 30, 2023 reflects contract termination costs, employee severance and related benefits initiated during the period. Additional programs may be initiated during the remainder of 2023 with related restructuring charges.

The following table details our restructuring accrual activities during the nine months ended September 30, 2023:

(in thousands)	Restructuring Accrual Balance
December 31, 2022	$28,518
Restructuring charges	6,280
Asset sales and write-offs	(705)
Payments	(17,432)
Other, including foreign currency translation	(3)
September 30, 2023	$16,658

NOTE 8—STOCKHOLDERS' EQUITY

Dividends

On February 16, 2023, the Company announced that our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.085 per share of the Company’s common stock. Our third quarter cash dividend of $0.085 per share was declared on August 10, 2023 and is payable on October 27, 2023 to shareholders of record on October 6, 2023. As a result, we recorded a dividend payable of $17.3 million on our condensed consolidated balance sheet as of September 30, 2023. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. On October 24, 2022, our Board increased the authorization under this program to $750 million. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During the three months ended September 30, 2023, we repurchased and cancelled 1,883,123 shares of common stock for a total of $68.1 million, including commissions and excise tax. During the nine months ended September 30, 2023, we repurchased and cancelled 5,069,102 shares of common stock for a total of $159.7 million, including commissions and excise tax.

NOTE 9—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income attributable to ChampionX	$77,711	$23,068	$237,040	$87,112

Weighted-average number of shares outstanding	195,881	201,421	197,058	202,600
Dilutive effect of stock-based compensation	3,711	5,101	3,967	5,555
Total shares and dilutive securities	199,592	206,522	201,025	208,155

Earnings per share attributable to ChampionX:
Basic	$0.40	$0.11	$1.20	$0.43
Diluted	$0.39	$0.11	$1.18	$0.42

For all periods presented, the computation of diluted earnings per share excludes awards with an anti-dilutive impact. For the three and nine months ended September 30, 2023, the diluted shares include the dilutive impact of equity awards except for approximately 0.2 million and 0.4 million shares, respectively, that were excluded because their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2022, the diluted shares include the dilutive impact of equity awards except for approximately 0.4 million shares and 0.4 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

NOTE 10—ACQUISITIONS AND DIVESTITURES

Acquisitions

Leak Surveys, Inc.

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

Due to the continued deterioration of the business environment, increasing trade regulations and sanctions and Russia’s imposition of an exit tax on divestments to facilitate exit from in-country operations, we assessed the fair value less cost to sell the business as of March 31, 2023 to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023. There were no other changes in the nine month period ended September 30, 2023.

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
Level 3- Inputs are unobservable inputs for which there is little or no market data available.
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
(in thousands)	Measurement Level	September 30, 2023	December 31, 2022
Assets
Foreign currency forward contracts	Level 2	$3,987	$7,066
Interest rate swaps	Level 2	12,007	8,476
Total		$15,994	$15,542

Liabilities
Foreign currency forward contracts	Level 2	$2,939	$4,209
Interest rate swaps	Level 2	—	—
Total		$2,939	$4,209

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

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$—	$—	$25,000	$25,000
2022 Term Loan Facility	$620,312	$627,291	$623,438	$610,969

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

	Derivative Assets		Derivative Liabilities
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Prepaid expenses and other current assets	$10,603	$11,911	$—	$—
Other non-current assets	5,391	3,631	—	—
Accrued expenses and other current liabilities	—	—	2,939	4,209
	$15,994	$15,542	$2,939	$4,209

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	September 30, 2023	December 31, 2022
Notional value of foreign currency forward contracts and interest rate swaps	$813,995	$965,973

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, primarily related to inventory purchases. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts attributable to changes in spot exchange rates are recorded in AOCI until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the condensed consolidated statements of income as the underlying exposure being hedged. The forward points are marked-to-market monthly and recognized in the same line item in the condensed consolidated statements of income as the underlying exposure being hedged.

Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Amounts reported in AOCI related to interest rate swaps at the time of settlement will be reclassified to interest expense, where we record the interest expense on the associated debt.

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

Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Loss (gain) reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$(190)	$(837)	$(2,113)	$(884)
Interest expense	(1,645)	585	(3,904)	585
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	778	1,167	3,125	6,578
Total loss of derivative instruments	$(1,057)	$915	$(2,892)	$6,279

NOTE 13—INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$149,876	$142,571
Work in progress	18,092	19,582
Finished goods	505,053	467,628
	673,021	629,781
Inventory reserve	(30,243)	(24,702)
LIFO adjustments (1)	(53,978)	(62,536)
Inventories, net	$588,800	$542,543
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

Accounts receivable sold were $543.4 million for the nine months ended September 30, 2023. The accounts receivable sold that remained outstanding as of September 30, 2023 was $112.9 million. During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivable sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $1.9 million and $5.3 million for the three and nine months ended September 30, 2023, respectively.

NOTE 15—SUPPLY CHAIN FINANCE

We use a supply chain finance program in connection with the purchase of goods, which allows our suppliers to work directly with a third party to provide financing by purchasing their receivables earlier in the payment cycle. We maintain the same contractually agreed upon invoice terms prior to each supplier entering into the program. As of September 30, 2023, we had approximately $45.4 million outstanding under the program, which is included in accounts payable on our condensed consolidated balance sheet.

NOTE 16—CASH FLOW INFORMATION

Leased Asset Program

Our electrical submersible pumping leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the nine months ended September 30, 2023 and 2022, we transferred $77.2 million and $32.1 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

Recent Events

Russia’s invasion of Ukraine and the related sanctions imposed present economic risk to companies that engage in business within, or have economic ties to, Russia. Our Russia operations (the “CT Russia Business”) are fully contained within the country and include a manufacturing plant and related inventory, service operations, an established customer base and local employees, and has the ability to operate as a standalone business under the brand, Master Chemicals. During the second quarter of 2022, we initiated a plan to dispose of the CT Russia Business. As a result, the CT Russia Business met the criteria to be reported as held for sale and, therefore, was reflected in our condensed consolidated balance sheet at the lower of its carrying value or its fair value less costs to sell. Due to the continued economic pressure and sanctions imposed by the United States (“U.S.”), European Union, and United Kingdom, increasing costs to sell and increased trade regulations and political instability in Russia, we assessed the fair value less cost to sell the business as of March 31, 2023 to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023. Since March 31, 2023, we no longer recognize any revenues or expenses associated with the CT Russia Business. Prior to such date, the revenues, net income and total assets of the CT Russia Business represented less than 2% of our consolidated results of operations.

We conduct operations around the world in a number of different currencies, and fluctuations in currency exchange rates or the inability to exchange or repatriate foreign currencies could materially impact our business. The impact of foreign currency fluctuations on our results of operations has historically not been material; however, over the past year the Argentine peso devalued approximately 50%. We have operated in Argentina for over 40 years, generating annual sales of approximately $100.0 million during the last two years. Historically, we have been able to repatriate sufficient currency to maintain a minimal foreign exchange exposure in country. However, in 2023, the Argentine government has taken numerous actions to delay payments, slow the importation of goods and delay the repatriation of funds to parent entities outside Argentina. Due to the peso devaluation, primarily following the national primary election round, we recognized foreign exchange losses of approximately $7.2 million during the three months ended September 30, 2023. As we monitor the recent actions on imports, payments, and repatriation, we have taken commercial actions to address the situation; specifically, curtailing new business, renegotiating contracts with customers, and exploring other alternatives to reduce our foreign exchange exposure. As of September 30, 2023, we maintain approximately $18.0 million United States dollar equivalent of foreign exchange exposure in Argentine pesos.

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

Market Conditions and Outlook

In recent years, oil prices have remained volatile due to various factors such as the impact of the COVID-19 pandemic, oil supply constraints, geopolitical instability, extended periods of inflation, and concerns of a global recession. During the third quarter of 2023, following four consecutive quarterly declines, oil prices began to increase due to short-term supply concerns. Rig counts in the U.S. have continued to decline. Short-term demand has begun to outpace supply after the announced OPEC+ production cuts through the remainder of the year; however, this trend is expected to moderate in the first half of 2024, particularly due to non-OPEC+ oil production growth and the possibility of an end to voluntary production cuts by OPEC+ countries. According to the U.S. Energy Information Administration, global demand is expected to continue to increase, albeit moderately, through the remainder of the year. Limits on the pace of supply growth, coupled with stable demand, are expected to cause oil prices to remain elevated in the short term.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	September 30,	June 30,	Variance
(in thousands)	2023	2023	$
Revenue	$939,783	$926,600	$13,183
Cost of goods and services	647,923	644,394	3,529
Gross profit	291,860	282,206	9,654
Selling, general and administrative expense	162,317	162,484	(167)
Interest expense, net	13,744	14,544	(800)
Other expense (income), net	5,998	(3,104)	9,102
Income before income taxes	109,801	108,282	1,519
Provision for income taxes	29,009	11,656	17,353
Net income	80,792	96,626	(15,834)
Net income attributable to noncontrolling interest	3,081	829	2,252
Net income attributable to ChampionX	$77,711	$95,797	$(18,086)

Revenue. Revenue increased $13.2 million, or 1%, sequentially, primarily due to the increase in our Production Chemical Technologies segment.

Gross profit. Gross profit increased $9.7 million, or 3%, sequentially mainly due to improvements in our cost of goods sold and continued productivity gains.

Selling, general and administrative expense. Selling, general and administrative expense was flat sequentially.

Interest expense, net. Interest expense was flat sequentially.

Other expense (income), net. Other expense, net was $6.0 million for the three months ended September 30, 2023, compared to other income, net of $3.1 million in the prior quarter. This change was primarily due to the impact of varying foreign currency exchange losses during the quarter, principally a $7.2 million loss recognized in 2023 due to the devaluation of the Argentine peso.

Provision for income taxes. Our provision for income taxes reflected effective tax rates (“ETR”) of 26.4% and 10.8% for the three months ended September 30, 2023 and June 30, 2023, respectively. The increase to the ETR for the quarter ending September 30, 2023 was primarily driven by discrete benefits due to a return to provision adjustment in Argentina and an update to a prior year estimate in the U.S. during the three months ended June 30, 2023.

	Nine Months Ended
	September 30,		Variance
(in thousands)	2023	2022	$
Revenue	$2,814,730	$2,820,093	$(5,363)
Cost of goods and services	1,957,309	2,204,052	(246,743)
Gross profit	857,421	616,041	241,380
Selling, general and administrative expense	485,617	445,447	40,170
Loss on disposal group	12,965	16,515	(3,550)
Interest expense, net	40,754	33,582	7,172
Other expense, net	8,189	10,968	(2,779)
Income before income taxes	309,896	109,529	200,367
Provision for income taxes	69,334	19,235	50,099
Net income	240,562	90,294	150,268
Net income attributable to noncontrolling interest	3,522	3,182	340
Net income attributable to ChampionX	$237,040	$87,112	149,928

Revenue. Revenue remained essentially flat for the nine months ended September 30, 2023 compared to prior year. Revenue within our Production Chemical Technologies and Production & Automation Technologies reportable segments posted year over year increases, driven by incremental volumes and global pricing, but were largely offset by a reduction in revenue within our Reservoir Chemical Technologies segment due to the exit of our friction reducer product line in the prior year, decrease in our Production Chemical Technologies segment associated with our decision to exit our CT Russia Business, and a decline in revenue derived from the Cross Supply and Product Transfer Agreement with Ecolab Inc. (“Ecolab”). We also experienced a decrease in revenue within our Drilling Technologies segment driven by lower U.S. rig count and customer activity.

Gross profit. Gross profit increased $241.4 million, or 39%, for the nine months ended September 30, 2023 compared to prior year, mainly due to the incremental volumes and pricing noted above as well as improved margins from the exit of the friction reducer product line in our Reservoir Chemical Technologies segment.

Selling, general and administrative expense. Selling, general and administrative expense increased $40.2 million, or 9%, for the nine months ended September 30, 2023 compared to prior year, primarily due to an increase in labor costs and general inflation.

Loss on disposal group. Amounts for each period represent the loss incurred to write down the assets within our CT Russia Business to its recoverable value, which as of March 31, 2023 was zero.

Interest expense, net. Interest expense, net increased $7.2 million, or 21%, for the nine months ended September 30, 2023 compared to prior year primarily due to an increase in interest rates.

Other expense, net. Other expense, net decreased $2.8 million, primarily due to the loss on debt extinguishment recognized in the prior year.

Provision for income taxes. The ETR for the first nine months of 2023 and 2022 were 22.4% and 17.6%, respectively. The ETR for the first nine months of 2023 was negatively impacted primarily by withholding taxes. The ETR for the first nine months of 2022 was positively impacted by the release of the valuation allowance on our operations in Angola, a charge incurred on the CT Russia Business upon classifying to held for sale, and return to provision adjustments in several foreign jurisdictions.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	September 30,	June 30,	Variance
(in thousands)	2023	2023	$
Segment revenue:
Production Chemical Technologies	$604,254	$574,302	$29,952
Production & Automation Technologies	256,148	254,156	1,992
Drilling Technologies	54,869	57,324	(2,455)
Reservoir Chemical Technologies	25,093	23,853	1,240
Corporate and other(1)	(581)	16,965	(17,546)
Total revenue	$939,783	$926,600	$13,183

Segment operating profit (loss):
Production Chemical Technologies	$94,560	$87,163	$7,397
Production & Automation Technologies	28,299	33,208	(4,909)
Drilling Technologies	12,255	12,660	(405)
Reservoir Chemical Technologies	2,461	2,186	275
Total segment operating profit	137,575	135,217	2,358
Corporate expense and other(1)	14,030	12,391	1,639
Interest expense, net	13,744	14,544	(800)
Income before income taxes	$109,801	$108,282	$1,519
_______________________
(1)    Corporate and other includes costs not directly attributable or allocated to our reporting segments such as overhead and other costs pertaining to corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest. Additionally, the sales and expenses related to the Cross Supply and Product Transfer Agreement with Ecolab were included within Corporate and other from June 3, 2020, the date we acquired the Chemical Technologies business from Ecolab, through June 30, 2023. Beginning July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue, including sales to Ecolab that were previously included in Corporate and other increased $30.0 million, or 5%, sequentially, mainly due to higher demand both in North America and internationally.

Operating profit. Production Chemical Technologies operating profit increased $7.4 million, or 8%, in the third quarter of 2023 compared to the prior quarter due to higher sales volumes, offset by $7.2 million of foreign exchange losses related to the devaluation of the Argentine peso during the third quarter.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue remained essentially flat.

Operating profit. Production & Automation Technologies operating profit decreased by $4.9 million, or 15%, in the third quarter of 2023 compared to the prior quarter due to unfavorable changes in product mix.

Drilling Technologies

Revenue. Drilling Technologies revenue decreased $2.5 million, or 4%, in the third quarter of 2023 compared to the prior quarter primarily due to lower U.S. rig counts and lower customer activity.

Operating profit. Drilling Technologies operating profit decreased $0.4 million, or 3%, in the third quarter of 2023 compared to the prior quarter due to lower revenues.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue increased $1.2 million, or 5%, in the third quarter of 2023 compared to the prior quarter primarily due to higher volumes in the U.S. and Latin America.

Operating profit. Reservoir Chemical Technologies operating profit increased $0.3 million, or 13%, in the third quarter of 2023 compared to the prior quarter as the segment continues to benefit from cost reduction initiatives associated with the exit of certain product lines.

	Nine Months Ended September 30,		Variance
(in thousands)	2023	2022	$
Segment revenue:
Production Chemical Technologies	$1,770,240	$1,710,987	$59,253
Production & Automation Technologies	761,852	710,465	51,387
Drilling Technologies	168,900	175,682	(6,782)
Reservoir Chemical Technologies	74,752	119,499	(44,747)
Corporate(1)	38,986	103,460	(64,474)
Total revenue	$2,814,730	$2,820,093	$(5,363)

Segment operating profit (loss):
Production Chemical Technologies	$248,037	$143,518	$104,519
Production & Automation Technologies	96,299	70,845	25,454
Drilling Technologies	36,802	45,119	(8,317)
Reservoir Chemical Technologies	6,634	(73,327)	79,961
Total segment operating profit	387,772	186,155	201,617
Corporate expense and other(1)	37,122	43,044	(5,922)
Interest expense, net	40,754	33,582	7,172
Income before income taxes	$309,896	$109,529	$200,367
_______________________
(1)    Corporate and other includes costs not directly attributable or allocated to our reporting segments such as overhead and other costs pertaining to corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest. Additionally, the sales and expenses related to the Cross Supply and Product Transfer Agreement with Ecolab were included within Corporate and other from June 3, 2020, the date we acquired the Chemical Technologies business from Ecolab, through June 30, 2023. Beginning July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.

Production Chemical Technologies

Revenue. Production Chemical Technologies revenue increased $59.3 million, or 3%, as compared to the prior year, mainly due to market share expansion and price increases to offset inflation.

Operating profit. Operating profit increased $104.5 million, or 73%, compared to the prior year, primarily due to the incremental revenues noted above, continued productivity initiatives, and lower expenses in 2023 related to restructuring expenses and charges associated with the CT Russia Business in the prior year’s period.

Production & Automation Technologies

Revenue. Revenue increased $51.4 million, or 7%, as compared to the prior year, primarily due to higher volumes across our product offerings in North America and favorable mix and productivity gains.

Operating profit. Operating profit increased $25.5 million, or 36%, compared to the prior year primarily due to higher volumes and price as noted above, improvements in raw materials and freight costs, and productivity initiatives.

Drilling Technologies

Revenue. Revenue decreased $6.8 million, or 4%, as compared to the prior year due to lower U.S. rig count and customers restocking inventory during the 2022 period.

Operating profit. Operating profit decreased $8.3 million, or 18%, compared to the prior year primarily due to decreased revenues, change in product mix and the impact of inflation and certain operating cost increases.

Reservoir Chemical Technologies

Revenue. Revenue decreased $44.7 million, or 37%, compared to the prior year primarily due to the impact of the exit of our friction reducer product line in the prior year.

Operating profit. Operating profit increased $80.0 million compared to the prior year, due to the positive impact associated with exiting certain unprofitable product lines and a $68.7 million reduction in restructuring charges compared to 2022.

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

On June 7, 2022, we entered into a restated credit agreement, which provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility” and, together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135.0 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022.

On September 29, 2023, we amended the 2022 Term Loan Facility to reprice the Company’s $620.3 million of existing term loans, in connection with which new term loans in the same amount were issued. The new term loans bear interest at a per annum rate of (i) an adjusted SOFR Rate plus 2.75% per annum or (ii) a base rate plus 1.75%. The new term loans may be prepaid at any time without penalty, other than a 1.00% premium if the loans are repriced at any time prior to March 30, 2024 and subject to the payment of customary breakage costs in the case of the SOFR rate loans. All other material terms of the Senior Secured Credit Facility remain unchanged.

At September 30, 2023, we had cash and cash equivalents of $285.0 million compared to $250.2 million at December 31, 2022, primarily for working capital and operational purposes. At September 30, 2023, we had total liquidity of $954.3 million, comprised of $285.0 million of cash and $669.3 million of available capacity on the 2022 Revolving Credit Facility, which expires in June 2027.

At September 30, 2023, we had a long-term debt balance of $594.9 million, net of the current portion of long-term debt of $6.3 million, consisting of the 2022 Term Loan Facility with a principal amount of $620.3 million.

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

On February 16, 2023, the Company announced that our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.085 per share of the Company’s common stock. Our third quarter cash dividend of $0.085 per share was declared on August 10, 2023 and is payable on October 27, 2023 to shareholders of record on October 6, 2023. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by our Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a new $250 million share repurchase program (“2022 Share Repurchase Program”). On October 24, 2022, our Board increased the authorization under this program to $750 million. Under the 2022 Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. During the three months ended September 30, 2023, we repurchased and cancelled 1,883,123 shares of common stock for a total of $68.1 million, including commissions and excise tax. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

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

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash from operating activities	$371,318	$218,267
Cash used in investing activities	(98,637)	(61,526)
Cash used in financing activities	(236,548)	(215,201)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,314)	(5,746)
Net increase (decrease) in cash and cash equivalents and restricted cash	$34,819	$(64,206)

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2023 was $371.3 million as compared to $218.3 million for the nine months ended September 30, 2022. The change was primarily driven by the increase in net income of $150.3 million, partially offset by the use of cash for working capital items. Changes in working capital items used cash of $84.4 million during the nine months ended September 30, 2023 compared to cash used of $68.4 million during nine months ended September 30, 2022. The change in working capital items primarily related to decreases in accounts payable and inventory and strong cash collections during the 2023 period.

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

Investing Activities

Cash used in investing activities was $98.6 million for the nine months ended September 30, 2023, and was primarily comprised of capital expenditures of $111.0 million, partially offset by $12.3 million of cash proceeds from the sale of fixed assets.

Cash used in investing activities was $61.5 million for the nine months ended September 30, 2022, and was primarily comprised of capital expenditures of $74.8 million and acquisitions, net of cash acquired, of $3.2 million. This was partially offset by $16.4 million of cash proceeds from the sale of fixed assets primarily due to the sale of facilities within our Production & Automation Technologies segment.

Financing Activities

Cash used in financing activities of $236.5 million for the nine months ended September 30, 2023 was primarily the result of repurchases of our common stock of $159.7 million, dividends paid of $48.3 million, net repayments totaling $28.1 million on long-term debt, payments related to taxes withheld on stock-based compensation of $9.7 million, payments of finance lease obligations of $7.1 million, and distributions to non-controlling interests of $2.3 million. This was partially offset by $14.0 million of proceeds expected to be remitted under the Accounts Receivable Facility (as defined below) and $5.8 million in cash proceeds from the exercise of stock options.

Cash used in financing activities of $215.2 million for the nine months ended September 30, 2022 was primarily the result of net repayments totaling $76.3 million on long-term debt as part of our refinancing, repurchases of our common stock of $100.1 million, dividends paid of $30.5 million, payment of debt issuance costs of $8.0 million, payments related to taxes withheld on stock-based compensation of $3.6 million, and payments totaling $4.5 million for finance lease obligations. This was partially offset by $3.7 million in cash proceeds from the exercise of stock options.

Revolving Credit Facility

A summary of the 2022 Revolving Credit Facility at September 30, 2023 was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$—	$30.7	$669.3	June 2027

Additionally, we have letters of credit outside of the 2022 Revolving Credit Facility totaling approximately $2.4 million. As of September 30, 2023, we were in compliance with all restrictive covenants under the 2022 Revolving Credit Facility.

Accounts Receivable Facility

On June 28, 2022, we entered into an uncommitted accounts receivable purchase agreement (the “Accounts Receivable Facility”) with JPMorgan Chase Bank, N.A. as the purchaser. Transfers under the Accounts Receivable Facility are accounted for as sales of receivables.

The amount available for sale under the Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the Accounts Receivable Facility at any time. Accounts receivable sold that remained outstanding were $112.9 million for the nine months ended September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table contains information about our purchases of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1-31, 2023	84,176	$35.60	84,176	$476,331,566
August 1-31, 2023	1,423,064	$35.53	1,423,064	$425,767,169
September 1-30, 2023	375,883	$36.90	375,883	$411,896,385
Total	1,883,123	$35.81	1,883,123
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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (“Rhum”) totaling $196,220 during the period from July 1, 2023 to September 30, 2023. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

Insider Trading Arrangements and Policies

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Terms	Date Terminated
Deric Bryant, Chief Operating Officer and President, Chemical Technologies	August 15, 2023	Rule 10b5-1 Trading Arrangement	Up to 384,596 shares to be sold	December 31, 2024	N/A	N/A
William R. O' Dell, President, Oilfield and Specialty Performance	August 10, 2023	Rule 10b5-1 Trading Arrangement	Up to 27,178 shares to be sold	August 30, 2024	N/A	N/A
_______________________
(1)Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act, (the “Rule”).
(2)Each trading arrangement permits transactions through and including the earlier to occur of (i) the completion of all sales of shares subject to the arrangement, (ii) the date listed in the “Duration” column, or (iii) the occurrence of such other termination event as specified in the arrangement. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	May 11, 2023
3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	May 11, 2023
10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated September 29, 2023, by and among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	October 3, 2023
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	October 25, 2023