Form 10-K
period 2023-12-31
ChampionX Corp
filed 2024-02-06
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 30, 2023, by the closing price on such day of $31.04 as reported on the Nasdaq Stock Market, was $6,058,760,115.

The registrant had 191.1 million shares of common stock, $0.01 par value, outstanding as of January 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated, or such information will be included in an amendment to this Form 10-K in accordance with Instruction G(3) of Form 10-K.

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

All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to materially differ from those indicated in the forward-looking statements are those described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

The products and services within Production Chemical Technologies are sold and supported by our on-site experts and customer account leaders, as well as through distributors, sales agents, and joint ventures. Our employees work directly with customers to provide expertise and support at their production sites or remotely. We support our customers directly by leveraging a global laboratory network and a team of more than 300 scientists, engineers, and technologists. Production Chemical Technologies has an extensive portfolio of intellectual property and provides differentiated solutions as a central theme of our commercial offering.

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

Drilling Technologies

Drilling Technologies offers innovative, industry leading polycrystalline diamond cutter (“PDC”) inserts, bearings, valves, nozzles and mining tools to help customers drill the world’s most demanding oil exploration and development projects and for use in other industries. These highly specialized products are developed and manufactured based on more than 40 years of innovation and intellectual property development in material science applications. Our polycrystalline diamonds meet the highest standards and match the requirements of the most demanding engineering projects. Our highly trained team members work with customers to develop custom-designed PDC inserts and bearings through a consultative process, ensuring that we tailor the products to generate the best outcomes for their operations.

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

We offer a range of fluid solutions that help our customers achieve more successful and efficient drilling and cementing operations and enhance well productivity. We also leverage our deep experience in water treatment and processing to offer our customers products that help to control scale and inhibit microbial growth and corrosion. Our expertise involves designing tailored products to optimize our customers’ fluids based on individual well dynamics. The largest product lines in Reservoir Chemical Technologies include fracturing additives, drilling additives, cementing additives, and acidizing additives.

OTHER BUSINESS INFORMATION

Competition

The businesses in which we operate are highly competitive. Key competitive factors in our businesses are customer service, product technology, product capability and availability, quality and performance, price, breadth of product offering, local content and geographic footprint, market expertise and innovation. We believe we differentiate ourselves from our competitors through our model of high customer intimacy, differentiated technology, innovation, supply assurance, a superior level of customer service, and a culture of continuous improvement.

We face competition from other manufacturers and suppliers of oil and gas production and drilling equipment. Key competitors for our Production Chemical Technologies and Reservoir Chemical Technologies segments include Baker Hughes, Clariant AG, Multi-Chem (a Halliburton Service), M-I SWACO (a Schlumberger company), CES Energy Solutions Corp.,SNF, Kemira, Innospec, and Rockwater. Production & Automation Technologies segment key competitors include Baker Hughes, Halliburton, Schlumberger, NOV, Weatherford International, and Tenaris. Drilling Technologies segment key competitors include DeBeers (Element 6), Schlumberger (Mega Diamond), and various suppliers in China.

Customers, Sales and Distribution

We have built our businesses through customer intimacy and high-touch customer service, and we view our intense customer focus as being central to the goal of creating value for all of our stakeholders. Drawing on our industry experience, application engineering expertise, and technical expertise, we strive to develop close, collaborative relationships with our customers to help them achieve peak performance throughout the life-cycle of their assets by identifying and managing the challenges they face. We work closely with our customers’ engineering teams to develop technologies and applications that help improve efficiency, reliability and productivity. Our business is sensitive to changes in customers’ capital and operational expenditure budgets, including as they relate more directly to the exploration and development of new oil and natural gas reserves.

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

We market and sell our products and technologies through a combination of field sales personnel and corporate account leaders, technical seminars, trade shows, and various digital and print advertising. We sell directly to customers through our direct sales force and indirectly through independent distributors and sales representatives. Our employees partner with our customers to understand the customer’s technical challenges and needs, and proactively work with customers to provide solutions and advise our customers on the advantages of our technologies and product offerings. We have developed an extensive global network of sales and service locations to better serve our customers. In certain markets, we utilize joint ventures and independent third-party distributors and sales agents to sell and market products and services. We also host forums and training sessions, such as our Artificial Lift Academy, where our customers can share their experiences, learn best practices and accelerate the application of our technologies.

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

Raw Materials

We use a wide variety of raw materials in manufacturing our products, some linked to commodity indexes (olefins, aromatic solvents, metals, fatty acids, amines and alcohols) as well as some non-commodity based specialty chemicals (biocides, phosphonates, silicates, salts, acids, monomers and polymers) influenced by supply and demand as well as various macro-economic factors, such as inflation, and price of hydrocarbons. We also purchase packaging materials for our manufactured products and components. Although the required raw materials are generally available from multiple suppliers, prices fluctuate with changing market conditions. We have not historically experienced material impacts to our financial results due to shortages or the loss of any single supplier. Tariffs also increase our material input costs, and further trade restrictions, retaliatory trade measures, or additional tariffs implemented could result in higher input costs to our products. Although cost increases in commodities may be recovered through increased prices to customers, our operating results are exposed to such fluctuations and we could experience delays in increasing prices to address cost increases. We attempt to control such costs and volatility through contracting discipline, including, but not limited to, representative index-based formula pricing, fixed-price contracts with suppliers and various other supply chain programs. We source materials globally to achieve the most competitive cost structure utilizing robust sourcing strategies for both supply and cost management. Our global supply chain is intended to provide us with cost-effective access to raw materials; however, our supply chain could be exposed to logistical disruptions. We maintain domestic suppliers in most cases to provide for contingencies and back-up sources.

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

People Oriented

Our Driven to Improve principle is about eliminating waste, finding efficiencies, and getting better every day. To help us improve, employee feedback is important. We proactively engage with employees through surveys, including inquiries designed towards helping us continue to cultivate and enhance our people-oriented, purpose-driven culture. In 2023 we conducted a global employee survey to measure employee engagement with the Company. We received an overwhelming response with 84% of employees responding, including submitting 9,900 comments. Employees rated engagement very high and exceeded global benchmark median engagement rates, including for the oil and gas industry. Leadership swiftly identified top enterprise focus areas and initiated actions towards meaningful improvements. We continue to use the survey results to identify segment/function and team-specific priorities and action plans. Employees are also encouraged to give feedback and ask questions at any time, including anonymously, through our online “Pipeline to the CEO.” Our Chief Executive Officer (CEO) is committed to reading and responding to every message submitted, and these are made available to all employees through our internal intranet. In addition, our CEO leads quarterly Town Hall meetings, which are held virtually to allow our global employee population to participate. Significant time is devoted during these Town Halls to employee questions, which may be submitted anonymously in advance.

Employee Footprint

At December 31, 2023, we had approximately 7,100 employees in 38 countries, with approximately 70% in North America, 11% in Latin America, 9% in Middle East/Africa, 5% in Europe, and 5% in Asia Pacific. Also on such date, women accounted for 22% of global employees and 24% of managers globally, and, in the United States, 41% of employees and 26% of managers identified as racially diverse. Hiring and retaining top talent is important to our success, and we believe our purpose-driven culture differentiates us as an employer of choice.

Health & Safety

The safety of our employees, customers, shareholders, and communities is vitally important. From the way we operate, to the products we develop, to how we partner with customers, our goal is zero: zero accidents, zero incidents, and zero environmental releases. ChampionX’s Health, Safety, and Environmental (“HSE”) policy is to conduct business in a manner that protects people, assets, and the environment. All employees are committed to embody our safety culture through personal leadership, engagement, and empowerment. Our climate of prioritizing safety and employee comfort in providing feedback on workplace health and safety were top strengths identified in our 2023 global employee engagement survey. Our organization provides training and a culture of support for our employees to ensure they are equipped and prepared to do their jobs safely every day.

Diversity & Inclusion

ChampionX is committed to building and fostering a diverse and inclusive workplace where all employees feel a sense of belonging and alignment to our organization’s culture and purpose. We recognize the value of diversity and inclusion in increasing performance and cultivating strong teams. Cultivating an environment free from harassment and discrimination was identified as a top strength of the Company in our 2023 global employee engagement survey. ChampionX currently supports numerous Employee Resource Groups (“ERG”) that are voluntary employee-led and leadership-supported groups representing unique cultures, experiences, backgrounds and ethnicities. ERGs allow for more purposeful alignment with our business strategy, enhance recruitment efforts and our talent pipeline, support professional development and improve retention, provide skill building and training and mentorship and guidance, and enhance engagement levels across the organization as well as with the communities in which our employees live and work. We are proud that over 1,300 employees are involved in at least one of our ten ERGs and participate in elevating our goal of creating a workplace culture where everyone feels a sense of belonging. In 2023, ALLY Energy recognized our RISE (Recognize, Inspire, Share, Engage) ERG as Best ERGs and Best Energy Teams for the Growth, Resilience, Innovation/Inclusion, and Talent (GRIT) they embody. ALLY Energy also recognized ChampionX as a Best Energy Workplace for the third consecutive year.

In further support of our goal of continuous improvement and to strengthen our inclusive culture, our enterprise-wide Diversity & Inclusion (“D&I”) Council in 2021 is chaired by our CEO. The D&I Council comprises senior leaders from a cross-section of our business and includes a rotating set of ERG leaders who will represent our ERGs and employees to enable and promote our D&I strategy through the following activities:

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

Training & Development

We invest in engaging and developing employees to enable us to realize opportunities for growth and contribute to advancing progress on our strategic priorities. Our ongoing efforts and initiatives are aimed at attracting, engaging, and developing employees in a thoughtful and meaningful way to support a diverse and inclusive culture. Training programs are deployed across the organization in technical skills, product expertise, and health and safety measures, as well as in soft skill development such as communication and other interpersonal skills. Beginning 2021, we host an annual Development Month for employees across the globe. During 2023, more than 1,700 employees and managers, globally, participated in approximately 76 virtual or in-person sessions. Events ranged from workshops on creating plans for career development and success, improving financial acumen, applying continuous improvement principles and methodologies, and challenging implicit bias, to fireside chats on resiliency, overcoming adversity, and practicing allyship. All employees participate in annual ethics, compliance and anti-corruption training, and we sponsor advanced training in manager essentials and leadership development. Employees also participate in at least one information technology and cybersecurity training session annually, and we routinely distribute cybersecurity safety tips and conduct regular internal phishing education campaigns to heighten employee awareness to cyber security threats. We recognize employee performance through incentives tied to our financial goals and strategic objectives, together with employee’s individual achievement.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Current Position and Business Experience
Sivasankaran Somasundaram	58	President and Chief Executive Officer (2018-present) Vice President of Dover Corporation and President and Chief Executive Officer of Dover Energy (2013-2018)
Kenneth M. Fisher	62	Executive Vice President and Chief Financial Officer (2021-present)
		Executive Vice President and Chief Financial Officer, Noble Energy, Inc., an independent oil and natural gas exploration and production company (2009-2020)
Deric Bryant	51
Chief Operating Officer and President, Chemical Technologies (2020-present)
Executive Vice President and President, Upstream—Nalco Champion, an Ecolab company(1) (2019-2020)
Executive Vice President and General Manager, Oilfield Chemicals—Nalco Champion, an Ecolab company(1) (2017-2019)
Senior Vice President, Oilfield Chemicals—Nalco Champion, an Ecolab company(1) (2016-2017)
Vice President, Oilfield Chemicals for Gulf of Mexico, West Africa and Latin America—Nalco Champion, an Ecolab company(1) (2014-2016)

Robert K. Galloway	57	President, Drilling Technologies (2018-present) President—US Synthetic of Dover Corporation (2010-2018)
Paul E. Mahoney	59	President, Production & Automation Technologies (2018-present) President—Dover Artificial Lift of Dover Corporation (2014-2018)
William O’Dell, Jr.	53
President, Oilfield and Specialty Performance (2020-present)
Vice President, North America Oilfield Chemicals – Nalco Champion, an Ecolab company(1) (2018-2020)
Vice President, Oilfield Chemicals for Gulf of Mexico, Sub Sahara Africa and Latin America—Nalco Champion, an Ecolab company(1) (2017-2018)
General Manager, Downstream Americas—Nalco Champion, an Ecolab company(1) (2014-2017)

Syed Raza	57	Senior Vice President and Chief Digital Officer (2018-present)
President—Dover Energy Automation of Dover Corporation (2016-2018)
		Vice President and General Manager—Advanced Solutions of Honeywell Process Solutions (2014-2016)
Julia Wright	48	Senior Vice President, General Counsel and Secretary (2018-present)
Senior Vice President, General Counsel and Secretary—Dover Energy of Dover Corporation (2018)
Vice President and General Counsel of Nabors Industries Ltd. (2016-2018)
Interim General Counsel of Nabors Industries Ltd. (2016)
		Assistant General Counsel of Nabors Industries Ltd. (2013-2016)
Jordan Zweig	54
Senior Vice President and Chief Human Resources Officer (2020-present)
Vice President and Head of Global Human Resources—ChampionX, an Ecolab company(1) (2020)
Vice President, Global Human Resources—Ecolab Inc.(1) (2019-2020)
Vice President and Head of Global Human Resources—Ecolab Inc.(1) (2017-2019)
Vice President and Head of Global Human Resources—Nalco Champion, an Ecolab company(1) (2013-2017)

_______________________
(1)In June 2020, the Company and Ecolab Inc. (“Ecolab”) completed a Reverse Morris Trust transaction in which the Company acquired the Chemical Technologies business.

No family relationships exist among any of the above-listed officers or the members of the Board of Directors (the “Board”), and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. During the past ten years, none of the above-listed officers was involved in any legal proceedings described in Item 401(f) of Regulation S-K. All officers are elected by the Board to hold office until their successors are elected and qualified.

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
•supplies of, and demand for, oil and gas both domestically and globally;
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
•health pandemics and epidemics;
•exceptional weather conditions, including severe weather events in the U.S. Gulf Coast; and
•the pace of adoption and cost of developing alternative energy sources.

We expect continued volatility in both crude oil and natural gas prices (including the possibilities that such prices could remain at current levels or decline further for an extended period of time), as well as in the level of drilling and production related activities as a result of the level of interest rates and costs of capital, decisions of OPEC and other oil exporting nations regarding production, and the other factors listed above. Our ability to modify and adopt our operating activities in response to lower oilfield service activity levels during periodic industry downturns or in the transition to a lower carbon economy is important to our business, results of operations and prospects. However, a significant further decline and/or extended continuation of the recent downturn in the industry could continue to impact demand for our products and services and could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could result in asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges.

We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials or if we are unable to obtain raw materials.

We purchase raw materials, sub-assemblies and components for use in manufacturing operations, which exposes us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect our operating profits. Like others in our industry, since 2021 we have faced, and continue to face, inflation in raw materials cost. While we will generally attempt to mitigate the impact of increased raw material prices by endeavoring to make strategic purchasing decisions, broadening our supplier base and passing along increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of our products. Additionally, we may be unable to increase the prices of products due to the terms of existing contracts, a competitor’s pricing pressure or other factors. The inability to obtain necessary raw materials on acceptable terms could affect our ability to meet customer commitments and satisfy demand for certain products. Certain of our product lines depend on a limited number of third-party suppliers and vendors. The ability of these third parties to deliver raw materials may be affected by events beyond our control. In addition, public health threats, such as COVID-19, severe influenza and other highly communicable viruses or diseases could limit access to vendors and their facilities, or the ability to transport raw materials from our vendors, which would adversely affect our ability to obtain necessary raw materials for certain of our products or increase the costs of such materials. A significant price increase in or the unavailability of raw materials may result in a loss of customers and adversely impact our business, results of operations, financial condition and cash flows, and could result in asset impairments, including an impairment of the carrying value of our goodwill.

Decreased capital and other expenditures by our customers can adversely impact our customers’ demand for our products and services and our revenue.

Our business is directly affected by changes in spending by our customers, and reductions in their capital spending or changes in the allocation of their expenditures could reduce demand for our products and services and have a material adverse effect on our revenue. Some of the factors impacting our customers’ capital spending may include:

•oil and natural gas prices, as described above;
•the inability of our customers to access capital on economically advantageous terms, which may be impacted by, among other things, interest rate fluctuations, global market and economic conditions, or a decrease of investors’ interest in hydrocarbon producers due to environmental and sustainability initiatives;
•changes in customers’ capital allocation, including allocation to alternate suppliers or an increased allocation to the production of renewable energy or other sustainability efforts, leading to less focus on oil and natural gas production growth;
•restrictions on our customers’ ability to get their produced oil and natural gas to market due to infrastructure limitations;
•consolidation of our customers;
•customer personnel changes; and
•adverse developments in the business or operations of our customers, including write-downs of oil and natural gas reserves and borrowing base reductions under customers’ credit facilities.

Our operations could be adversely affected by global market and economic conditions in ways we may not be able to predict or control.

Concerns over global economic conditions, inflation, energy costs, geopolitical issues, supply chain disruptions, the availability and cost of credit, and the continuing conflicts between Russia and Ukraine and in the Middle East have contributed to increased economic uncertainty. An expansion or escalation of the Russian-Ukraine or Middle East conflicts or an economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Global economic conditions have a significant impact on oil and natural gas prices and any stagnation or deterioration in global economic conditions could result in less demand for our services and could cause our customers to reduce their planned spending on drilling and production activity. Adverse global economic conditions may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Furthermore, challenging economic conditions may result in certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes experienced significant deterioration in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors. These conditions could have a material adverse effect on our business, financial condition and results of operations.

Continuing inflation and cost increases may impact our sales margins and profitability.

Cost inflation including significant increases in raw material and component costs, labor rates, and global transportation and logistics costs have and could continue to impact profitability. In addition, our customers are also affected by inflation and the rising costs of goods and services used in their businesses, which could negatively impact their ability to purchase our products, which could adversely impact our revenue and profitability. There is no guarantee that we can increase selling prices, replace lost revenue, or reduce costs to fully mitigate the effect of inflation on our costs and business, which may adversely impact our sales margins and profitability.

We might be unable to successfully compete with other companies in our industry.

The business in which we operate is highly competitive. The principal competitive factors are customer service, product technology, product quality and performance, price, breadth of product offering, local content and geographic footprint, technical expertise and innovation. In some of our product and service offerings, we compete with the oil and gas industry’s largest oilfield service providers. These large national and multi-national companies may have longer operating histories, greater brand recognition, and a stronger presence in geographies than us. They may also have more robust organizational and technical capabilities. In addition, we compete with many smaller companies capable of effectively competing on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and for changes in customer requirements. Many contracts are awarded on a bid basis, which further increases competition based on price. Further, Ecolab (from whom we acquired the Chemical Technologies business) may have the ability to terminate certain rights, including patent licenses, if the Chemical Technologies business begins to compete in the downstream or water fields of use. These restrictions may limit our ability to engage in certain activities, may potentially lead to disputes and may materially and adversely affect our business, financial condition and results of operations. As a result of the competitive environment in which we operate, if we are unable to successfully compete in our industry, we may lose competitive share, be unable to maintain or increase prices for our products and services, or be unable to develop new business opportunities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Over time, it is expected that we will acquire value creating capabilities that broaden our existing technological, geographic and cost position, thereby complementing our businesses. However, there can be no assurance that we will be able to find suitable opportunities to purchase or acquire such capabilities on acceptable terms. If we are unsuccessful in our acquisition efforts, our revenue growth could be adversely affected. In addition, we face the risk that a completed acquisition may underperform relative to expectations. We may not achieve the synergies originally anticipated, may become exposed to unexpected liabilities, or may not be able to sufficiently integrate completed acquisitions into our then current business and growth model. There can be significant challenges inherent in the process of integrating acquired businesses, including the ability to ensure the effectiveness of internal control over financial reporting, integrating information technology, accounting, finance and other systems, as well as retention of key officers and personnel. The successful or cost-effective integration of acquired businesses cannot be assured. These factors could potentially have an adverse impact on our business, results of operations, financial condition and cash flows.

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

The majority of our customers are oil and gas companies that have faced or may in the future face liquidity constraints during adverse commodity price environments. These customers are also affected by prolonged changes in economic and industry conditions such as geopolitical unrest and instability, volatility in oil and gas prices as a result of associated changes in demand for such commodities, and continuing inflationary pressures, including increased interest rates and cost of credit. If a significant number of our customers experience prolonged business declines, disruptions, or bankruptcies, we may incur increased exposure to credit risk and losses from bad debts.

The loss of one or more significant customers could have an adverse impact on our financial results.

We have long-standing customer relationships with many of the largest operators in oil and gas drilling and production. Our customers include international and national oil and gas companies, large integrated operators as well as independent conventional and unconventional oil and gas companies, major oilfield equipment and service providers, and pipeline companies. Our customer base is generally diverse, but in certain international jurisdictions, our business may be concentrated in and depend on one or a few customers. We do have significant customer concentration in our top 25 customers, therefore the loss of a major customer could have an adverse effect on our business, results of operations, financial condition and cash flows.

Changes in our customer and product mix could cause our profit margin to fluctuate.

From time to time, we may experience changes in our customer mix or in our product mix. Our customer relationships depend, in part, on our ability to provide customers the products they need when they need them and our ability to provide an appropriate level of service to gain and retain customers. If our customers’ experience is negative or our customers require lower-margin products from us and fewer higher-margin products, our results of operations and financial condition may suffer.

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

Adverse health events, such as a pandemic, could adversely affect our business, liquidity, and financial results.

From time to time, various diseases have spread across the globe such as COVID-19, SARS and the avian flu. If a disease spreads sufficiently to cause an epidemic or a pandemic, the ability to operate our business or the businesses of our suppliers, contractors or customers could be reduced due to illness of employees, local restrictions to combat the disease and demand for our products and services or those of our customers could decrease. Our supply chain could be disrupted if access to vendor facilities is limited or they experience labor shortages, or our ability to transport raw materials from our vendors could be limited, adversely affecting the price or availability of products, which could result in a loss of revenue and profitability. Demand for our products could decrease if our customers curtail their activities, due to lower demand for their products, budget constraints or other capital discipline measures, which may adversely affect our revenue and cash flow.

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

Our business could be materially and adversely affected by natural disasters or severe weather conditions, including the effects of climate change. Hurricanes, tropical storms, flash floods, blizzards, extreme cold weather and other natural disasters or severe weather conditions, which may increase in frequency or intensity as a result of climate change, could result in evacuation of personnel, curtailment of services, damage to equipment and facilities, interruption in transportation of products and materials and loss of productivity. For example, certain of our manufactured products and components are manufactured at a single facility, and disruptions in operations or damage to any such facilities could reduce our ability to manufacture our products and satisfy customer demand. If our customers are unable to operate or are required to reduce operations due to natural disasters or severe weather conditions, our business could be adversely affected as a result of curtailed deliveries of our products and services. Our headquarters and certain manufacturing facilities are located in the U.S. Gulf Coast, and this region is also home to many of our customers and suppliers. Hurricanes or other severe weather events impacting the Gulf Coast could materially and adversely affect our operations, our ability to obtain raw materials at reasonable cost, or at all, and our customers in the region.

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

Members of the investment community are also increasing their focus on ESG practices and disclosures, including practices and disclosures related to climate change and sustainability, D&I initiatives, and heightened governance standards, among companies more generally. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices. Over the past few years, there has also been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG investments. With respect to any of these investors, our sustainability report, ESG disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we are unable to meet the ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our stock price may be negatively impacted.

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

A portion of our business is transacted and/or denominated in foreign currencies, and fluctuations in currency exchange rates or the inability to exchange or repatriate foreign currencies could have a significant impact on our results of operations, financial condition and cash flows, which are presented in U.S. dollars. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. We conduct business in countries that have restricted or limited trading markets for their local currencies and restrict or limit cash repatriation. We may accumulate cash in those geographies, but we may be limited in our ability to convert our profits into U.S. dollars, repatriate the profits from those countries or reinvest those earnings to fund operations in other countries. Significant changes in currency exchange rates could negatively affect our results of operations. Additionally, a future strengthening of the U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries and could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars for reporting purposes.

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

Disruptions in the capital and credit markets, in particular with respect to companies in the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow. Continued low commodity prices, the rapid increases in interest rates by the U.S. Federal Reserve to counteract inflation, as well as other factors, have caused some lenders to increase interest rates, enact tighter lending standards which we may not satisfy as a result of our debt level or otherwise, refuse to refinance existing debt at maturity on favorable terms, or at all, and in certain instances have reduced or ceased to provide funding to borrowers. If we are unable to access the capital and credit markets on favorable terms or at all, it could adversely affect our business, financial condition, results of operations and cash flows.

Legal and Regulatory Risks

War, terrorism or civil unrest could harm our business.

Due to the unsettled political conditions in many natural gas and oil-producing countries, our operations, revenue and profits are subject to adverse consequences of war, terrorism, civil unrest, strikes, currency controls, and governmental actions. These risks could result in the loss of our personnel or assets, cause us to evacuate our personnel from certain countries, cause us to increase spending on security worldwide, cause us to cease operating in certain countries, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas, and generate political and economic instability in some of the geographic areas in which we operate. Areas where we operate or have operated that have significant risks include, but are not limited to, the Middle East, North Africa, West Africa, the Caspian Sea region, Southeast Asia and Indonesia, Mexico, Russia, and Venezuela and other countries in South America. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, results of operations and financial condition.

Federal, state and local legislative and regulatory initiatives relating to oil and gas development and the potential for related litigation could result in increased costs and additional operating restrictions or delays for our customers, which could reduce demand for our products.

Environmental laws, regulations and policies could limit our customers’ exploration and production activities. Although we do not directly engage in drilling or hydraulic fracturing activities, we provide products and services to operators in the oil and gas industry. There has been significant growth in opposition to oil and gas development both in the United States and globally. This opposition is focused on attempting to limit or stop hydrocarbon development in certain areas. Examples of such opposition include: (i) efforts to reduce access to public and private lands, (ii) delaying or canceling permits for drilling or pipeline construction or export facilities (iii) limiting or banning industry techniques such as hydraulic fracturing, and/or adding restrictions on the use of water and associated disposal, (iv) delaying or denying air-quality permits, and (v) advocating for increased regulations, punitive taxation, or citizen ballot initiatives or moratoriums on industry activity.

In addition, various state and local governments have implemented, or are considering, increased regulatory oversight of oil and gas development through additional permitting requirements, operational restrictions, including on the time, place and manner of drilling activities, disclosure requirements and temporary or permanent bans on hydraulic fracturing, exports of liquified natural gas or other facets of crude oil and natural gas exploration and development in certain areas such as environmentally sensitive watersheds. Increased regulation and opposition to oil and gas activities could increase the potential for litigation concerning these activities, and could include companies who provide products and services used in hydrocarbon development, such as us.

The adoption of new laws, regulations or policies at the federal, state, or local levels imposing reporting obligations, or otherwise limiting or delaying hydrocarbon development, could make it more difficult for our customers to complete oil and gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the oil and gas activities they pursue. Such developments could negatively impact demand for our products and services. In addition, heightened political, regulatory and public scrutiny, including lawsuits, could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation or indirectly affected if the cost of compliance or the risks of liability limit the ability or willingness of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our products and services, have a material adverse effect on our business, results of operations, financial condition and cash flows.

We and our customers are subject to extensive environmental and health and safety laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Our operations and the operations of our customers are subject to numerous and complex federal, state, local and foreign laws, regulations and policies relating to the protection of human health, safety and the environment. These laws, regulations and policies may adversely affect us by limiting or curtailing our customers’ exploration, drilling and production and export activities, impacting the products and services we design, market and sell and the facilities where we manufacture our products. For example, our operations and the operations of our customers are subject to numerous and complex laws, regulations and policies that, among other things: may regulate the management and disposal of hazardous and non-hazardous wastes; may require acquisition of environmental permits related to our operations; may restrict the types, quantities and concentrations of various materials that can be released into the environment; may limit or prohibit operational activities in certain ecologically sensitive and other protected areas; may regulate specific health and safety criteria addressing worker protection; may require compliance with operational and equipment standards; may impose testing, reporting and record-keeping requirements; and may require remedial measures to mitigate pollution from former and ongoing operations. Sanctions for noncompliance with such laws, regulations and polices may include revocation of permits, corrective action orders, administrative or civil penalties, criminal prosecution and the imposition of injunctions to prohibit certain activities or force future compliance.

Some environmental laws, regulations and policies provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we or our customers may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations may expose us or our customers to liability for the conduct of or conditions caused by others, or for our acts or for the acts of our customers that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines or expenditures that could be material to our business, results of operations, financial condition and cash flows.

Environmental laws, regulations and policies, and the interpretation and enforcement thereof, frequently change, and have tended to become more stringent over time. New laws, regulations treaties, or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, and temporary or permanent bans on certain activities or licenses or permits for certain activities may have a material adverse effect on our customers by limiting or curtailing their exploration, drilling, and production and export activities, which may adversely affect our operations by limiting demand for our products and services. Additionally, the implementation of new laws, regulations and policies may have a material adverse effect on our operating results by requiring us to modify our operations or products or shut down some or all of our facilities.

Various laws, regulations and policies exist or are under development that seek to regulate the emission of greenhouse gases (“GHG”), including establishing GHG “cap and trade” programs, increased efficiency standards, participation in international climate agreements, issuance of executive orders by the U.S. presidential administration and incentives or mandates for pollution reduction, use of renewable energy sources, or use of alternative fuels with lower carbon content. Any regulation of GHG emissions could result in increased compliance costs or additional operating restrictions for us and/or our customers and limit or curtail exploration, drilling and production and export activities of our customers, which could directly or indirectly, through reduced demand for our products and services, adversely affect our business, results of operations, financial condition and cash flows.

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

Our material input costs are adversely affected by tariffs imposed by the U.S. government on products imported into the United States and tariffs imposed by other jurisdictions, including the European Union, Canada, Mexico, India and China on U.S. goods and services, the Russian Conflict Sanctions, and by trade restrictions imposed on business dealings with particular entities and/or individuals. Further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs for our products, disrupt our supply chain and logistics, cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, and heighten cybersecurity threats and other restrictions. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

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

As described in Note 9—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data, certain of our subsidiaries (collectively the “COREXIT Defendants”) are among the defendants in a lawsuit arising from the use of COREXIT™ dispersant in response to the 2010 Deepwater Horizon oil spill, which could expose the Company to monetary damages or settlement costs. The plaintiff in this matter has claimed damages under negligence and other theories.

While the claims against the COREXIT Defendants were dismissed pursuant to a November 28, 2012 order granting the COREXIT Defendants’ motion for summary judgment in the Deepwater Horizon multidistrict litigation proceeding, we cannot predict whether there will be an appeal of the dismissal, the involvement we might have in these matters in the future or the potential for future litigation. Although we believe we have rights to contribution and/or indemnification from third parties in connection with the lawsuit, if an appeal is brought and won, the remaining suit could have a material adverse effect on us and our financial condition, results of operations or cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Technology is essential to operating and growing our business, serving our customers, and continuing our digital transformation. ChampionX’s cybersecurity structure and strategic efforts are designed to protect our assets, information, and reputation, as well as the privacy of employee, customer, and supplier data. Cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”), and ChampionX’s cybersecurity policies, standards, processes and practices are fully integrated into its ERM program. Our Enterprise Risk Committee, which consists of members from executive management, corporate compliance and internal audit, oversees our ERM program. Our Enterprise Risk Committee is responsible for, among other things, aligning risk decisions with the Company’s values, policies and procedures and supports integration of risk assessment and controls into day-to-day business processes, planning and decision making. Our Enterprise Risk Committee has identified cybersecurity as a key enterprise risk.

Our Enterprise Risk Committee has delegated to our Senior Vice President and Chief Information Officer (CIO) primary responsibility for assessing and managing our material risks from cybersecurity threats. The CIO has served in various roles in information technology and information security for over 25 years, including serving as vice president of global infrastructure and operations, infrastructure security, access management, cloud security, disaster recovery and change management, and vice president of enterprise business applications, architecture and operations. The CIO holds a master’s degree in technology policy management and a doctorate in information technology management, in addition to serving on multiple advisory boards within academia and industry. The other senior leaders who collaborate with the CIO on reviews of the Company’s IT system and cybersecurity risk environment include a senior director of global IT cybersecurity and a senior director of global infrastructure, each of whom have over 20 years of experience managing risks in various roles, including risks arising from cybersecurity threats.

We are committed to deploying recognized cybersecurity systems, methods, and best practices. ChampionX uses the National Institute of Standards & Technology Framework (NIST Framework), a toolkit to make an internal assessment of our cybersecurity capabilities and to develop priorities. We take action to assess and manage our technology and cybersecurity environment and to identify material risks from cybersecurity threats directed at our company and those associated with our use of third-party service providers, including the following:

•Enterprise cybersecurity maturity assessments performed periodically by a qualified third-party entity which we use to develop a multi-year strategy, investment, and project roadmap focused on improving and enhancing the Company’s security posture;
•An annual cybersecurity tabletop exercise and assessment, facilitated by an independent third party, focused on testing our incident response processes and capabilities; and
•Regular cybersecurity assessments of various components of our technology environment to help ensure we continuously improve and strengthen our cybersecurity posture.

Our CIO and other senior leaders regularly review the results of the assessments, tabletop exercise, cybersecurity roadmap progress, and monthly operational metrics to stay informed about risks from cybersecurity threats and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. They report this information to the Audit Committee and ERM Committee as appropriate, together with measures to be implemented to further strengthen our IT environment as the Company grows and evolves. We have a response plan governing our assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident that is led by our CIO, in coordination with other senior leaders. Depending on the nature and severity of an incident, our CIO and CEO may escalate notification of the incident to the Audit Committee and to the Board.

The Board’s Audit Committee oversees our global cybersecurity risk environment, strategy, and priorities. Our CIO, together with other senior leaders, regularly reviews the Company’s global information technology (IT) system with the Committee, including reports on risks from cybersecurity threats and the Company’s processes to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. In 2023, this review included the CIO’s assessment of our IT and cybersecurity capabilities and continuous improvement plan. Our CIO’s report to the Audit Committee is provided annually or, if the circumstances warrant, more frequently. In addition, the Board receives periodic reports from the Audit Committee and our CIO relating to risks from cybersecurity threats.

Each employee is responsible for taking proper security precautions when using the Company’s network and IT systems. ChampionX provides IT and cybersecurity training to employees at least once a year, regularly distributes cybersecurity tips, and conducts regular education campaigns to heighten employee awareness of phishing and other cybersecurity threats.

We have not experienced any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, including its business strategy, results of operations or financial condition. However, cybersecurity attacks and other threats to the Company’s and our customers’, partners’, vendors’ and other third-parties’ systems, networks, products and services could materially affect the Company in the future. See “Risk Factors—Risks Related to our Business—We are subject to information technology, cybersecurity and privacy risks.” in Part I, Item 1A.

ITEM 2. PROPERTIES

We lease our corporate headquarters in The Woodlands, Texas. We lease or own technical customer support offices and manufacturing facilities, research and technology centers, and administrative facilities in North America, Europe, Australia, the Middle East, Asia Pacific, and Latin America. We also have a network of small leased sales offices around the world.

Our significant properties and facilities are located in the following business segments:
•Chemical Technologies – Research and technology centers in Sugar Land, Texas; Calgary, Canada; and Aberdeen, Scotland. Plants in Sugar Land, Texas; Freeport, Texas; Odessa, Texas; and Singapore, The Republic of Singapore. Significant regional administrative facilities located in Singapore, The Republic of Singapore; Dubai, United Arab Emirates; Buenos Aires, Argentina; and Aberdeen, Scotland.
•Production & Automation Technologies – Plants in Tulsa, Oklahoma; Broken Arrow, Oklahoma; and Crowley, Texas. Technical customer support offices and operating facilities in Alberta, Canada; Australia, the Middle East, and Latin America.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on Nasdaq under the “CHX” symbol. At January 26, 2024, our number of common stockholders of record was 850.

On February 4, 2022, our Board of Directors (“Board”) approved a plan to initiate a regular quarterly cash dividend of $0.075 per share on the Company’s common stock and approved an increase to $0.085 per share on February 15, 2023.
Our most recent quarterly cash dividend of $0.085 per share was declared on November 9, 2023, and was paid on January 26, 2024 to shareholders of record on January 5, 2024. On January 31, 2024, our Board approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock. In addition, our next quarterly cash dividend was declared on January 31, 2024, and is payable on April 26, 2024 to shareholders of record on April 5, 2024. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

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

The chart compares the percentage change in the cumulative stockholder return on our common stock against the cumulative total return of the Philadelphia Oil Service Sector Index, and the S&P Composite 500 Stock Index. The chart assumes the investment of $100 on the closing price of December 31, 2018, and the reinvestment of all dividends.

The following table contains information about our purchases of our common stock during the three months ended December 31, 2023.

Date	Total Number of Shares Purchased	Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1-31, 2023	586,903	$31.27	586,903	$393,544,566
November 1-30, 2023	2,055,110	$29.68	2,055,110	$332,544,147
December 1-31, 2023	1,254,205	$29.50	1,254,205	$295,544,865
Total	3,896,218	$29.86	3,896,218
_______________________
(1)Excluding fees, commissions, and expenses associated with the share repurchases.
(2)On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock, which was increased to $750 million by the Board on October 24, 2022. On January 31, 2024, our Board authorized an increase in the aggregate value of shares that may be repurchased under the share repurchase program to $1.5 billion. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock.

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

We conduct operations around the world in a number of different currencies, and fluctuations in currency exchange rates or the inability to exchange or repatriate foreign currencies could materially impact our business. The impact of foreign currency fluctuations on our results of operations has historically not been material; however, over the past year the Argentine peso devalued approximately 78%. We have operated in Argentina for over 40 years, generating annual sales of approximately $100.0 million during the last two years. Historically, we have been able to repatriate sufficient currency to maintain a minimal foreign exchange exposure in country. However, in 2023, the Argentine government undertook numerous actions to delay payments, slow the importation of goods and delay the repatriation of funds to parent entities outside Argentina. Due to the peso devaluation, primarily following the national primary election round in August (roughly 19% devaluation) and more notably in December (over 50% devaluation) following the Presidential Inauguration, we recognized a foreign exchange loss of $13.5 million during the fourth quarter of 2023 and approximately $32.4 million for the year ended December 31, 2023. As we monitor the recent actions on imports, payments, and repatriation, we have taken commercial actions to address the situation; specifically, curtailing new business, renegotiating contracts with customers, and exploring other alternatives to reduce our foreign exchange exposure. Prior to the December devaluation, we maintained approximately $22.0 million United States dollar equivalent of foreign exchange exposure in Argentine pesos. As of December 31, 2023, as a result of the devaluation, this exposure was reduced to the equivalent of $5.3 million United States dollars.

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

Market Conditions and Outlook

The oil market in 2023 was marked by geopolitical turmoil, concerns about major producers' output levels, and a decrease in demand, leading to a 10% drop in crude prices for the year marking the lowest year-end levels since 2020.

In the first half of 2023, crude oil prices fluctuated due to the European Union import ban on Russian oil, global interest rate hikes, and inflation concerns. Geopolitical tensions and demand concerns led to more price fluctuations in the second half of the year. In late 2023, the oil market sentiment turned bearish due to increased non-OPEC+ oil supply, most notably from the U.S., and a slowdown in global oil demand growth. OPEC+ extended output cuts into the first quarter of 2024 in hopes of mitigating the impact, but oil prices continued to decline, reaching their lowest levels in six months.

Looking ahead, the U.S. Energy Information Administration forecasts U.S. crude oil production to continue to grow over the next two years driven by increases in well efficiency, which is offset by fewer active drilling rigs. Brent crude oil prices are forecasted to remain fairly in line with 2023.

While commodity prices remain constructive overall, we believe we will continue to see volatility and variability in some industry markets. Overall, however, we remain encouraged by the macro-outlook for 2024 and the duration and strength of the current upcycle. Commodity prices remain supportive for operational and capital spending. We anticipate investment momentum will continue in the international and offshore markets driven by production capacity expansions, energy security concerns, and renewed investment in exploration and appraisal activity.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,		Variance
(dollars in thousands)	2023	2022	$
Revenue	$3,758,285	$3,805,948	$(47,663)
Cost of goods and services	2,618,646	2,907,284	(288,638)
Gross profit	1,139,639	898,664	240,975
Selling, general and administrative expense	633,032	592,282	40,750
Goodwill impairment	—	39,617	(39,617)
Long-lived asset impairments and loss (gain) on disposal groups	12,965	18,493	(5,528)
Interest expense, net	54,562	45,204	9,358
Foreign currency transaction losses, net	36,334	8,555	27,779
Other income, net	(21,078)	(2,293)	(18,785)
Income before income taxes	423,824	196,806	227,018
Provision for income taxes	105,105	40,243	64,862
Net income	318,719	156,563	162,156
Net income attributable to noncontrolling interest	4,481	1,594	2,887
Net income attributable to ChampionX	$314,238	$154,969	$159,269

Revenue. Revenue for the consolidated entity decreased $47.7 million, or 1%, in 2023 compared to the prior year. Revenue within our Production Chemical Technologies and Production & Automation Technologies reportable segments posted year over year increases, primarily driven by incremental volumes and price increases. These increases were offset primarily by reductions due to the exit of our friction reducer product line in our Reservoir Chemical Technologies segment, a decline in revenue associated with our decision to exit our CT Russia Business in our Production Chemical Technologies segment, and the decline in revenue under the Cross Supply and Product Transfer Agreement with Ecolab as anticipated per the contract terms. The decrease in our Drilling Technologies segment was driven by lower U.S. rig count and customer activity. See further explanation within the segment results of operations below.

Gross profit. Gross profit increased $241.0 million, or 27%, year-over year, mainly due to the incremental volumes and pricing noted above as well as improved margins from the exit of the friction reducer product line in our Reservoir Chemical Technologies segment.

Selling, general and administrative expense. Selling, general and administrative expense increased $40.8 million, or 7%, year-over-year primarily due to an increase in labor costs and general inflation.

Goodwill impairment. As part of our annual impairment test during the fourth quarter of 2022, we recorded a $39.6 million impairment charge to goodwill in our Reservoir Chemical Technologies reporting unit. No impairments were recorded as a result of our annual impairment test during 2023.

Long-lived asset impairments and (gain) loss on disposal groups. Amounts for 2023 and the majority of 2022 represent the loss incurred to write down the assets within our CT Russia Business to its recoverable value, which as of March 31, 2023 was zero.

Interest expense, net. Interest expense, net increased $9.4 million, or 21%, compared to prior year primarily due to an increase in interest rates.

Foreign currency transaction losses, net. Foreign currency transaction losses, net increased $27.8 million compared to the prior year primarily due to the significant devaluation of the Argentine peso during 2023. We recognized a foreign exchange loss of approximately $32.4 million for the year ended December 31, 2023 due to the Argentine peso devaluation.

Other income, net. Other income, net, increased $18.8 million compared to the prior year primarily due to the settlement of merger-related contractual agreements and an increase in earnings on our investments.

Provision for income taxes. The effective tax rates for 2023 and 2022 were 24.8% and 20.4%, respectively. The effective tax rate for 2022 was driven lower primarily due to the release of the valuation allowance on the deferred tax asset of a foreign affiliate.

SEGMENT RESULTS OF OPERATIONS

	Years Ended December 31,		Variance
(in thousands)	2023	2022	$
Segment revenue:
Production Chemical Technologies	$2,404,377	$2,347,526	$56,851
Production & Automation Technologies	1,003,146	954,646	48,500
Drilling Technologies	215,721	229,479	(13,758)
Reservoir Chemical Technologies	96,154	145,197	(49,043)
Corporate and other	38,887	129,100	(90,213)
Total revenue	$3,758,285	$3,805,948	$(47,663)

Income (loss) before income taxes:
Segment operating profit (loss):
Production Chemical Technologies	$350,216	$239,936	$110,280
Production & Automation Technologies	118,409	89,133	29,276
Drilling Technologies	45,481	54,512	(9,031)
Reservoir Chemical Technologies	10,541	(90,212)	100,753
Total segment operating profit	524,647	293,369	231,278
Corporate and other	46,261	51,359	(5,098)
Interest expense, net	54,562	45,204	9,358
Income before income taxes	$423,824	$196,806	$227,018

Production Chemical Technologies

Revenue. Revenue increased $56.9 million, or 2%, compared to the prior year mainly due to price increases and includes sales to Ecolab from June 4, 2023. Sales to Ecolab were included in Corporate and other for periods prior to June 4, 2023. The increase was partially offset by the reduction in revenues associated with our decision to exit our CT Russia Business of $37.3 million and inventory build by a customer in Latin America in the last half of 2022.

Operating profit. Operating profit increased $110.3 million, or 46%, compared to the prior year due to the incremental revenues noted above as well as continued productivity initiatives. Although this segment was negatively impacted by the devaluation experienced in Argentina of approximately $32.4 million, this was offset by a reduction in costs resulting from our decision to exit our CT Russia Business.

Production & Automation Technologies

Revenue. Revenue increased $48.5 million, or 5%, as compared to the prior year, primarily due to strong international growth.

Operating profit. Operating profit increased $29.3 million, or 33%, compared to the prior year primarily due to higher sales volumes and prices, improvements in raw materials and freight costs, and productivity initiatives.

Drilling Technologies

Revenue. Revenue decreased $13.8 million, or 6%, compared to the prior year primarily due to lower U.S. rig count and customers restocking inventory during the 2022 period.

Operating profit. Operating profit decreased $9.0 million, or 17%, compared to the prior year primarily due to decreased revenues, unfavorable product mix and the impact of inflation.

Reservoir Chemical Technologies

Revenue. Revenue decreased $49.0 million, or 34%, compared to the prior year primarily due to the impact of the exit of our friction reducer product line in the prior year.

Operating profit. Operating profit increased $100.8 million compared to the prior year, due to the positive impact associated with exiting certain unprofitable product lines and a $46.8 million reduction in restructuring charges compared to 2022 related to the exit of our friction reducer product line.

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

At December 31, 2023, we had cash and cash equivalents of $288.6 million compared to $250.2 million at December 31, 2022, primarily for working capital and operational purposes. At December 31, 2023, we had total liquidity of $958.7 million, comprised of $288.6 million of cash and $670.1 million of available capacity on our revolver.

The Company maintains a restated credit agreement (the “Restated Credit Agreement”) that provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). On September 29, 2023, we amended the Restated Credit Agreement to, among other things, reprice the Company’s $620.3 million of existing term loans under the 2022 Term Loan Facility, in connection with which new term loans in the same amount were issued. The new term loans bear interest at a per annum rate of (i) an adjusted SOFR Rate plus 2.75% per annum or (ii) a base rate plus 1.75%. The new term loans may be prepaid at any time without penalty, other than a 1.00% premium if the loans are repriced at any time prior to March 30, 2024 and subject to the payment of customary breakage costs in the case of the SOFR rate loans. All other material terms of the Senior Secured Credit Facility remain unchanged.

At December 31, 2023, we had a long-term debt balance of $594.3 million, net of the current portion of long-term debt of $6.2 million, primarily consisting of the 2022 Term Loan Facility with a principal amount of $618.8 million and no amounts outstanding on the 2022 Revolving Credit Facility.

As of December 31, 2023, approximately $82.5 million, or 29%, of our cash balances were held outside the U.S. for the primary purpose of working capital and operational support needs. All of our cash held outside the U.S. could be repatriated and could be subject to foreign withholding taxes; however, the majority of our prior year foreign earnings are permanently reinvested and therefore no deferred taxes are recorded. We have $15.9 million in deferred tax liabilities associated with foreign withholding taxes on our foreign earnings from jurisdictions which are not asserted to be permanently reinvested.

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

On February 4, 2022, our Board approved a plan to initiate a regular quarterly cash dividend of $0.075 per share of the Company’s common stock and approved an increase to $0.085 per share on February 15, 2023. Our most recent quarterly cash dividend of $0.085 per share was declared on November 9, 2023, and was paid on January 26, 2024 to shareholders of record on January 5, 2024. On January 31, 2024, our Board approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock and declared our next quarterly cash dividend, payable on April 26, 2024 to shareholders of record on April 5, 2024. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a $250 million share repurchase program (“Share Repurchase Program”) which was increased to $750 million by the Board on October 24, 2022. On January 31, 2024, our Board authorized an increase in the aggregate value of shares that may be repurchased under the Share Repurchase Program to $1.5 billion. Under the Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. As of December 31, 2023, we have repurchased and cancelled 16,046,101 shares of common stock at a volume-weighted average price of $28.53 per share for a total of $457.7 million, including commissions and excise tax. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash flow, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

Over the next year, we expect to fund our capital expenditures and reduce outstanding debt through earnings and working capital improvements. In 2024, we project capital spending to be approximately 3.5% of revenue inclusive of capital investments for our electric submersible pump leased assets.

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

As of December 31, 2023, we had approximately $70.7 million in outstanding letters of credit, surety bonds, and guarantees which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022
Cash provided by operating activities	$540,271	$413,360
Cash used for investing activities	(127,779)	(87,989)
Cash used for financing activities	(373,165)	(324,805)
Effect of exchange rate changes on cash and cash equivalents	(957)	(5,557)
Net increase (decrease) in cash and cash equivalents	$38,370	$(4,991)

Operating Activities

Cash provided by operating activities in 2023 increased $126.9 million compared to 2022. The increase in cash provided by operating activities was primarily driven by an increase in net income of $162.2 million. Changes in working capital items used cash of $56.8 million during 2023 compared to cash used of $50.4 million during 2022. The change in working capital items primarily related to decreases in accounts payable and inventory and strong cash collections during the 2023 period.

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

Investing Activities

Cash used in investing activities was $127.8 million in 2023, and was comprised of capital expenditures of $142.3 million, partially offset by $14.5 million of cash proceeds from the sale of fixed assets.

Cash used in investing activities was $88.0 million in 2022, and was comprised of capital expenditures of $102.8 million, acquisitions, net of cash acquired, of $3.2 million. This was partially offset by $18.0 million of cash proceeds from the sale of fixed assets primarily due to the sale of facilities within our Production & Automation Technologies segment.

Capital expenditures in the investing cash flows section of our consolidated statement of cash flows include expenditures for long-term equipment expected to be placed into our leased asset program. During the years ended December 31, 2023 and 2022, capital expenditures consisted mostly of infrastructure related capital spending and investment in assets for our leased asset program of $58.2 million and $39.8 million, respectively.

Financing Activities

Cash used in financing activities of $373.2 million in 2023, was primarily the result of $277.6 million of repurchases of common stock, dividends paid totaling $65.0 million, net repayments totaling $29.7 million on our long-term debt, payments of finance lease obligations of $10.0 million, payments related to taxes withheld on stock-based compensation of $9.8 million, distributions of $3.5 million to our non-controlling interests and debt issuance costs of $1.0 million. This was partially offset by $6.0 million in cash proceeds from the exercise of stock options.

Cash used in financing activities of $324.8 million in 2022, was primarily the result of $180.1 million of repurchases of common stock, net repayments totaling $97.9 million on our long-term debt, dividends paid totaling $45.6 million, payments related to taxes withheld on stock-based compensation of $12.0 million, debt issuance costs of 8.0 million, payments of finance lease obligations of $6.5 million, and distributions of $3.0 million to our non-controlling interests. This was partially offset by $10.1 million in cash proceeds from the exercise of stock options.

Revolving Credit Facility

A summary of our revolving credit facility as of December 31, 2023 was as follows:

(in millions)	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$—	$29.9	$670.1	June 2027

Additionally, we have three letters of credit outside of the revolving credit facility totaling approximately $2.2 million. As of December 31, 2023, we were in compliance with all restrictive covenants under our revolving credit facility.

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

The amount available for sale under the Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the Accounts Receivable Facility at any time. An aggregate $698.8 million of accounts receivable were sold in the year ended December 31, 2023.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates, judgments and assumptions about future events that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the periods presented and the related disclosures in the accompanying notes to the consolidated financial statements. Management reviewed these critical accounting estimates with the Audit Committee of the Board. We believe the following critical accounting estimates used in preparing our consolidated financial statements address all important areas where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. See Note 1—Basis of Presentation and Summary of Significant Accounting Policies in Part II, Item 8.—Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a description of our significant accounting policies.

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

Inventory Valuation

Inventory is recorded at the lower of cost or net realizable value. We evaluate the components of inventory on a regular basis for excess and obsolescence. We record the decline in the carrying value of estimated excess or obsolete inventory as a reduction of inventory and as an expense included in cost of goods and services in the period in which it is identified. Our estimate of excess and obsolete inventory is susceptible to change from period to period and requires management to make judgments about the future demand of inventory. Factors that could materially impact our estimate include changes in crude oil prices and its effect on the oil and gas industry, which would impact the demand for our products and services, as well as changes in the pattern of demand for the products that we offer. We believe our inventory valuation reserve is adequate to properly value potential excess and obsolete inventory as of December 31, 2023. However, any significant changes to the factors mentioned above could lead our estimate to change.

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

Valuation of Goodwill

We review goodwill for impairment on an annual basis during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that our carrying amount of such goodwill may exceed the fair value. Goodwill is tested at the reporting unit level, which is the same as our operating segments. Our reporting units consist of Production Chemical Technologies, Production & Automation Technologies, Drilling Technologies, and Reservoir Chemical Technologies.

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

The calculation of our income tax expense involves dealing with uncertainties in the application of complex tax laws and regulations in numerous jurisdictions in which we operate. We recognize tax benefits related to uncertain tax positions when, in our judgment, it is more likely than not that such positions will be sustained on examination, including resolutions of any related appeals or litigation, based on the technical merits. While we routinely monitor the potential impact of uncertain tax positions in all of the jurisdictions in which we operate, the company has $3.9 million in uncertain tax positions recorded in other long-term liabilities as of December 31, 2023.

Under an Organization for Economic Co-operation and Development Inclusive Framework, more than 140 countries agreed to enact a two-pillar solution to address the challenges arising from the digitalization of the world economy (Pillar Two). Pillar Two introduces a global minimum Effective Tax Rate (ETR) via a system where multinational groups with consolidated revenue over €750 million are subject to a minimum ETR of 15% on income arising in low-tax jurisdictions. Rules under Pillar Two are expected to be enacted beginning January 1, 2024. We are continuing to evaluate the potential impact on future periods of the Pillar Two framework, pending legislative adoption by individual countries.

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

Foreign Currency Risk

We conduct operations around the world in a number of different currencies. For many of our foreign subsidiaries, the local currency is the functional currency. Therefore, our earnings are subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies would have changed our revenue and income before income taxes by approximately 2.9% and 4.5%, respectively, for the year ended December 31, 2023.

When transactions are denominated in currencies other than our subsidiaries’ respective functional currencies, both with external parties and intercompany relationships, these transactions result in increased exposure to foreign currency exchange effects. The Company uses foreign currency forward contracts to manage risks associated with foreign currency exchange rates. As of December 31, 2023, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10% increase or decrease in the underlying price of the contracts was not material.

Interest Rate Risk

Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the mix of fixed and floating interest rates. Variable-rate debt, such as our term loans or borrowings under our revolving credit facility, exposes us to short-term changes in market rates that impact our interest expense.

To reduce the impact of changes in interest rates on our variable-rate debt, we maintain a five-year amortizing floating-to-fixed interest rate swap. We evaluated the interest rate swap hedge effectiveness and determined it to be perfectly effective, thus the effective portion of gains and losses resulting from changes in fair value are recognized in accumulated other comprehensive income and are amortized to interest expense over the term of the respective debt. See Note 16—Fair Value Measurements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion of our interest rate swaps.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ChampionX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ChampionX Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s total revenue was $3,758.3 million for the year ended December 31, 2023. Management recognizes revenue upon the transfer of control of the related goods and services to the customer. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of control, which typically occurs as title and risk of loss transfers. Service revenue is generated from providing services to customers which includes installation, repair and maintenance, laboratory and logistics services, chemical management services, troubleshooting, reporting, water treatment services, technical advisory assistance, emissions detection and monitoring, and other field services. Lease revenue is derived from rental income of leased production equipment.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue upon transfer of control of the related goods and services to the customer. These procedures also included, among others (i) testing the completeness and accuracy of certain data provided by management; (ii) evaluating certain revenue transactions by agreeing certain information between the sales order and related delivery document and billing document, and where applicable, obtaining and inspecting source documents, such as purchase orders, invoices, and delivery tickets; (iii) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos and tracing transactions not settled to a detailed listing of accounts receivable; (iv) evaluating certain revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as purchase orders, invoices, and delivery tickets; and (v) confirming, on a sample basis, outstanding customer invoice balances at year end and obtaining and inspecting source documents, such as purchase orders, invoices, delivery or service tickets, and subsequent cash receipts for confirmations not returned.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 6, 2024

We have served as the Company’s auditor since 2017.

CHAMPIONX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue:
Product revenue	$3,297,468	$3,318,357	$2,656,184
Service revenue	364,333	399,864	343,086
Lease and other revenue	96,484	87,727	75,720
Total revenue	3,758,285	3,805,948	3,074,990
Cost of goods and services	2,618,646	2,907,284	2,331,715
Gross profit	1,139,639	898,664	743,275
Costs and expenses:
Selling, general and administrative expense	633,032	592,282	570,357
Goodwill impairment	—	39,617	—
Long-lived asset impairments and loss (gain) on disposal groups	12,965	18,493	(38,131)
Interest expense, net	54,562	45,204	51,921
Foreign currency transaction losses, net	36,334	8,555	4,104
Other expense (income), net	(21,078)	(2,293)	2,339
Income before income taxes	423,824	196,806	152,685
Provision for income taxes	105,105	40,243	38,445
Net income	318,719	156,563	114,240
Net income attributable to noncontrolling interest	4,481	1,594	941
Net income attributable to ChampionX	$314,238	$154,969	$113,299

Earnings per share attributable to ChampionX:
Basic	$1.60	$0.77	$0.56
Diluted	$1.57	$0.75	$0.54
Weighted-average shares outstanding:
Basic	196,083	201,740	201,579
Diluted	199,906	207,259	208,325

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net income	$318,719	$156,563	$114,240
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(916)	(18,592)	(4,465)
Cash flow hedges	(5,464)	7,558	3,601
Pension and other post-retirement benefit plans	(616)	3,129	9,994
Other comprehensive income (loss)	(6,996)	(7,905)	9,130
Comprehensive income	311,723	148,658	123,370
Less: Comprehensive income attributable to noncontrolling interest	4,481	1,594	941
Comprehensive income attributable to ChampionX	$307,242	$147,064	$122,429

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$288,557	$250,187
Receivables, net of allowances of $5,734 in 2023 and $5,506 in 2022	534,534	601,061
Inventories, net	521,549	542,543
Assets held for sale	15,565	29,334
Prepaid expenses and other current assets	65,212	75,456
Total current assets	1,425,417	1,498,581
Property, plant and equipment, net	773,552	734,810
Goodwill	669,064	679,488
Intangible assets, net	243,553	305,010
Operating lease right-of-use assets	69,561	92,928
Other non-current assets	60,555	76,666
Total assets	$3,241,702	$3,387,483
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,203	$6,250
Accounts payable	451,680	469,566
Accrued compensation and employee benefits	109,626	102,750
Current portion of operating lease liabilities	23,292	28,838
Accrued distributor fees	56,443	102,034
Liabilities held for sale	—	7,186
Accrued expenses and other current liabilities	135,505	142,352
Total current liabilities	782,749	858,976
Long-term debt	594,283	621,702
Deferred income taxes	71,497	94,235
Operating lease liabilities	41,975	59,686
Other long-term liabilities	90,167	75,669
Total liabilities	1,580,671	1,710,268
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 191.1 million shares and 198.5 million shares issued and outstanding at December 31, 2023 and 2022, respectively	1,913	1,985
Capital in excess of par value of common stock	2,166,911	2,249,698
Accumulated deficit	(455,676)	(527,603)
Accumulated other comprehensive loss	(36,526)	(29,530)
ChampionX stockholders’ equity	1,676,622	1,694,550
Noncontrolling interest	(15,591)	(17,335)
Total equity	1,661,031	1,677,215
Total liabilities and equity	$3,241,702	$3,387,483

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPION X CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash provided by (used for) operating activities:
Net income	$318,719	$156,563	$114,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,936	241,880	237,285
Loss (gain) on disposal groups	12,965	16,515	(38,131)
Loss on goodwill and long-lived asset impairments	—	39,617	—
Stock-based compensation	23,749	20,089	23,178
Provision for inventory obsolescence and write-downs	18,974	26,336	4,968
Loss on debt extinguishment and modification	—	4,043	11,098
Deferred income tax expense (benefit)	(22,272)	(45,282)	(20,552)
Gain on disposal of fixed assets	(1,046)	(1,683)	(2,240)
Amortization of deferred loan costs and accretion of discount	4,103	3,751	3,543
Other	5,948	1,888	1,097
Changes in operating assets and liabilities:
Receivables	70,021	(23,988)	(28,736)
Inventories	18,753	(52,426)	(124,154)
Leased assets	(51,247)	(25,275)	(5,151)
Other assets	20,395	(1,838)	300
Accounts payable	(53,891)	(13,366)	171,398
Other liabilities	(60,836)	66,536	(19,924)
Net cash provided by operating activities	540,271	413,360	328,219

Cash provided by (used for) investing activities:
Capital expenditures	(142,324)	(102,808)	(84,464)
Proceeds from disposal of business	—	—	66,786
Proceeds from sale of fixed assets	14,545	18,017	5,236
Acquisitions, net of cash acquired	—	(3,198)	(20,095)
Purchase of investments	—	—	(4,874)
Net cash used for investing activities	(127,779)	(87,989)	(37,411)

Cash provided by (used for) financing activities:
Proceeds from long-term debt	15,500	995,038	—
Repayment of long-term debt	(45,176)	(1,092,950)	(223,413)
Payment of debt issuance costs	(1,028)	(8,008)	—
Dividends paid	(64,980)	(45,594)	—
Repurchases of common stock	(277,575)	(180,142)	—
Proceeds from exercise of stock options	6,046	10,132	8,819
Payments related to taxes withheld on stock-based compensation	(9,763)	(11,964)	(9,777)
Distribution to noncontrolling interest	(3,505)	(3,016)	(3,718)
Payment of finance lease obligations	(9,982)	(6,540)	(6,258)
Proceeds expected to be remitted under the Accounts Receivable Facility	17,298	18,239	—
Net cash used for financing activities	(373,165)	(324,805)	(234,347)

Effect of exchange rate changes on cash and cash equivalents	(957)	(5,557)	(2,704)

Net increase (decrease) in cash and cash equivalents	38,370	(4,991)	53,757
Cash and cash equivalents at beginning of period	250,187	255,178	201,421
Cash and cash equivalents at end of period	$288,557	$250,187	$255,178

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock			Accum. Deficit	Accum. Other Comp. Loss	Non- controlling Interest	Total
(in thousands)	Shares	Par Value	Capital in excess of par value
December 31, 2020	200,380	$2,004	$2,293,179	$(638,457)	$(30,755)	$(13,396)	$1,612,575
Net income	—	—	—	113,299	—	941	114,240
Other comprehensive income	—	—	—	—	9,130	—	9,130
Stock-based compensation	840	9	23,178	—	—	—	23,187
Stock options exercised	1,646	16	8,819	—	—	—	8,835
Taxes withheld on issuance of stock-based awards	—	—	(9,777)	—	—	—	(9,777)
Distributions declared and paid to noncontrolling interest	—	—	—	—	—	(3,718)	(3,718)
Currency translation adjustments	—	—	—	—	—	(165)	(165)
December 31, 2021	202,866	2,029	2,315,399	(525,158)	(21,625)	(16,338)	1,754,307
Net income	—	—	—	154,969	—	1,594	156,563
Other comprehensive loss	—	—		—	(7,905)	—	(7,905)
Stock-based compensation	933	10	20,079	—	—	—	20,089
Stock options exercised	1,748	17	10,132	—	—	—	10,149
Taxes withheld on issuance of stock-based awards	—	—	(11,964)	—	—	—	(11,964)
Dividends declared to common stockholders ($0.30 per share)	—	—	—	(61,291)	—	—	(61,291)
Repurchase and cancellation of common stock	(7,081)	(71)	(83,948)	(96,123)	—	—	(180,142)
Distributions declared and paid to noncontrolling interest	—	—	—	—	—	(3,016)	(3,016)
Currency translation adjustments	—	—	—	—	—	425	425
December 31, 2022	198,466	1,985	2,249,698	(527,603)	(29,530)	(17,335)	1,677,215
Net income	—	—	—	314,238	—	4,481	318,719
Other comprehensive loss	—	—	—	—	(6,996)	—	(6,996)
Stock-based compensation	648	6	23,743	—	—	—	23,749
Stock options exercised	986	10	6,046	—	—	—	6,056
Taxes withheld on issuance of stock-based awards	—	—	(9,763)	—	—	—	(9,763)
Dividends declared to common stockholders ($0.34 per share)	—	—	—	(66,871)	—	—	(66,871)
Repurchase and cancellation of common stock	(8,965)	(88)	(102,047)	(175,440)	—	—	(277,575)
Distributions declared and paid to noncontrolling interest	—	—	(766)	—	—	(2,739)	(3,505)
Currency translation adjustments	—	—	—	—	—	2	2
December 31, 2023	191,135	$1,913	$2,166,911	$(455,676)	$(36,526)	$(15,591)	$1,661,031
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

Significant Accounting Policies

Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include, but are not limited to, net realizable value of inventories; allowance for doubtful accounts; pension and post-retirement plans; future cash flows associated with impairment testing of goodwill; indefinite-lived intangible assets and other long-lived assets; estimates related to income taxes; and estimates related to contingencies.

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

Inventories, net—Inventories are stated at the lower of cost or net realizable value. The majority of our inventory costs are determined on the first-in, first-out (FIFO) basis. As of December 31, 2023 and 2022, approximately 28% and 28%, respectively, of our total net inventories were accounted for using the last-in, first-out (LIFO) basis. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory.

Inventories, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Raw materials	$137,402	$142,571
Work in progress	16,915	19,582
Finished goods	445,437	467,628
	599,754	629,781
Inventory reserve	(29,081)	(24,702)
LIFO adjustments (1)	(49,124)	(62,536)
Inventories, net	$521,549	$542,543
_______________________
(1) Represents the amount by which the current cost of LIFO inventories exceeded their carrying value.

Property, plant and equipment, net—Property, plant and equipment is recorded at cost, or fair value for those assets acquired in a business combination. Depreciation is applied on the straight-line basis over the estimated useful lives of our assets as follows: buildings and improvements 5 to 40 years; machinery and equipment 1 to 20 years; and software 3 to 7 years. Expenditures for maintenance and repairs are expensed as incurred. Gains and losses are realized upon the sale or disposition of assets and are recorded in other expense (income), net on our consolidated statements of income.

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

Lessor accounting—Our lease arrangements generally allow customers to rent equipment on a daily basis with no stated end date. Customers may return the equipment at any point subsequent to the lease commencement date without penalty. We account for these arrangements as a daily renewal option beginning on the lease commencement date, with the lease term determined as the period in which it is reasonably certain the option will be exercised. Based on our assessment of the lease classification criteria, our lease arrangements have been classified as operating leases. Our lease arrangements generally include lease and non-lease components for which revenue is recognized based on each component’s standalone selling price. Lease revenue is recognized on a straight-line basis over the term of the lease and is included in lease and other revenue in the consolidated statements of income. Non-lease components related to our lease arrangements, such as installation, monitoring and field service support, are recognized in accordance with our revenue recognition accounting policy. Assets in our lease program are reported in property, plant, and equipment, net on our consolidated balance sheets and are depreciated over their estimated useful lives. Certain contracts allow for leased equipment damaged in operation to be charged to the customer. Charges for damaged leased equipment is recorded as product revenue and the remaining net book value of the leased asset is expensed as costs of goods and services in the consolidated statements of income.

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

Research and development costs—Research and development costs are expensed as incurred and amounted to $53.3 million, $45.1 million, and $46.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in selling, general and administrative expense in the consolidated statements of income.

Income Taxes—Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record valuation allowances related to our deferred tax assets when we determine it is more likely than not the benefits will not be realized. Interest and penalties related to unrecognized tax benefits are recorded as a component of our provision for income taxes. We have recorded a deferred tax liability of approximately $15.9 million for foreign withholding taxes on our undistributed foreign earnings from jurisdictions which impose such taxes.

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

Investments in Affiliated Companies—Investments in companies in which ChampionX does not have a controlling financial interest, but over which it has significant influence, are accounted for using the equity method and reported within other non-current assets in our consolidated balance sheets. ChampionX’s share of the after-tax earnings of equity method investees is included within other expense (income), net in our consolidated statements of income.

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

Foreign currency—Financial statements of operations for which the U.S. dollar is not the functional currency, and are located in non-highly inflationary countries, are translated into U.S. dollars prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the weighted-average monthly exchange rates. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity until the foreign entity is sold or liquidated. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are remeasured into the functional currency using end of period exchange rates or historical rates when applicable to certain balances. Gains and losses related to these re-measurements are recorded in our consolidated statements of income in foreign currency transaction losses.

Reclassification—Foreign currency transaction losses, net, previously included in other expense (income), net, have been reclassified as a separate line on the consolidated statements of income. Prior period amounts also have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 2—NEW ACCOUNTING STANDARDS

New Accounting Standards Issued

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” which requires a public business entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computes from information regularly provides to the Chief operating decision maker (CODM), and included in the reported measure of segment profit or loss. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosure” which requires a public business entity to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories. Separate disclosures will be required for any reconciling items that are equal to or greater than a specified quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

Accounting Standards Adopted

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that a buyer in a supplier finance program disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The ASU does not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The guidance was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted.
The adoption of this ASU did not have a material effect on our consolidated financial statements, other than the newly required disclosures. See Note 21—Supply Chain Finance for information on our supplier finance program.

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

Segment revenue and segment operating profit

	Years Ended December 31,
(in thousands)	2023	2022	2021
Segment revenue:
Production Chemical Technologies	$2,404,377	$2,347,526	$1,842,400
Production & Automation Technologies	1,003,146	954,646	762,371
Drilling Technologies	215,721	229,479	172,066
Reservoir Chemical Technologies	96,154	145,197	141,095
Corporate and other (1)	38,887	129,100	157,058
Total revenue	$3,758,285	$3,805,948	$3,074,990

Income (loss) before income taxes:
Segment operating profit (loss):
Production Chemical Technologies	$350,216	$239,936	$165,463
Production & Automation Technologies	118,409	89,133	45,635
Drilling Technologies	45,481	54,512	30,409
Reservoir Chemical Technologies	10,541	(90,212)	30,311
Total segment operating profit (loss)	524,647	293,369	271,818
Corporate and other (1)	46,261	51,359	67,212
Interest expense, net	54,562	45,204	51,921
Income before income taxes	$423,824	$196,806	$152,685
____________________
(1)    Corporate and other includes costs not directly attributable or allocated to our reportable segments such as overhead and other costs pertaining to corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest. Additionally, the sales and expenses related to the Cross Supply and Product Transfer Agreement with Ecolab were included within Corporate and other from June 3, 2020, the date of the Merger, through June 30, 2023. Beginning, July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.

Geographic information

	December 31,
(in thousands)	2023	2022
Property, plant, and equipment, net:
United States	$522,640	$481,908
Singapore	80,526	89,015
Canada	69,974	70,132
Other Countries	100,412	93,755
Total property, plant, and equipment, net	$773,552	$734,810

See Note 5—Revenue for information related to revenue by geography and end markets.

Other business segment information

	Capital Expenditures Years Ended December 31,
(in thousands)	2023	2022	2021
Chemical Technologies (1)	$49,485	$41,782	$38,915
Production & Automation Technologies	86,029	56,363	40,137
Drilling Technologies	4,700	3,732	2,826
Corporate and other	2,110	931	2,586
Total	$142,324	$102,808	$84,464
(1)    Our Chemical Technologies business has an integrated supply chain function that serves the Production Chemical Technologies and Reservoir Chemical Technologies reportable segments. As such, capital expenditure information by each reportable segment has not been provided and is not available, since the Company does not produce or utilize such information.

	Depreciation & Amortization Years Ended December 31,
(in thousands)	2023	2022	2021
Production Chemical Technologies	$105,058	$91,875	$98,049
Production & Automation Technologies	109,017	103,592	101,575
Drilling Technologies	6,192	6,639	7,295
Reservoir Chemical Technologies	6,471	14,662	10,295
Corporate and other	9,198	25,112	20,071
Total	$235,936	$241,880	$237,285

NOTE 4—ACQUISITIONS AND DIVESTITURES

Acquisitions

Leak Surveys

On February 23, 2022, we acquired the assets of Leak Surveys, a leader in optical gas imaging technology that provides aerial and ground-based emissions leak detection to the oil and gas industry. These assets are included in our Production & Automation Technologies segment. Under the terms of the agreement, we paid an initial amount of $3.2 million, net of cash acquired, with an additional $0.5 million which was paid on the first anniversary of the closing date. We may also be required to make future payments of up to an additional $2.5 million, contingent on the future performance of the business. As part of our purchase price allocation, we recorded goodwill of $6.3 million. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

Divestitures

Russia

Due to the deteriorating business conditions in Russia following the Ukraine invasion and the resultant sanctions imposed by the United States, European Union, and United Kingdom, we initiated a plan to dispose of our operations in Russia (the “CT Russia Business”), which is included in our Production Chemical Technologies segment. As a result, the CT Russia Business met the criteria to be classified as held for sale during the second quarter of 2022 and we measured the carrying value of the disposal group to the lower of its carrying value or fair value less costs to sell, resulting in net charges of $16.5 million for the year ended December 31, 2022.

We assess the fair value of the CT Russia Business (less any costs to sell) each reporting period that it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Due to the continued deterioration of the business environment, increasing trade regulations and sanctions and Russia’s imposition of an exit tax on divestments to facilitate exit from in-country operations, we assessed the fair value less cost to sell the business as of March 31, 2023 to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023. There were no other charges in the year ended December 31, 2023.

The Corsicana Plant

On September 7, 2021, we sold the U.S.-based assets associated with our chemical manufacturing plant in Corsicana, Texas (the “Corsicana Plant”) for a total purchase price of $70.0 million, subject to certain closing costs, pursuant to an Asset Purchase Agreement. The sale constituted an asset sale for accounting purposes.

Upon closing of the transaction, we received $68.8 million in cash, including $3.5 million to be held in escrow for one year to cover post-closing indemnification obligations and is included in restricted cash on our consolidated balance sheet as of December 31, 2021. Proceeds from the sale were used to pay down debt. As of December 31, 2022, the escrow account was settled.

Pursuant to the Asset Purchase Agreement, we sold all of our property, plant and equipment as well as all other assets necessary to operate the Corsicana Plant. Total assets sold primarily consisted of $23.6 million in property, plant and equipment, $2.2 million in inventory, and $1.8 million in spare parts. We recognized a net gain of $38.1 million, which is included in our consolidated statements of income for the year ended December 31, 2021 and reflected in our Reservoir Chemical Technologies segment.

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

In certain geographical areas, the Company utilizes joint ventures and independent third-party distributors and sales agents to sell and market products and services. Amounts payable to independent third-party distributors and sales agents may fluctuate based on sales and timing of distributor fee payments. For services rendered by such independent third-party distributors and sales agents, the Company records the consideration received on a net basis within product revenue in our consolidated statements of income. Additionally, amounts owed to distributors and sales agents are reported within accrued distributor fees within our consolidated balance sheets.

Revenue disaggregated by geography was as follows:

	Year Ended December 31, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$983,542	$763,103	$163,776	$49,171	$20,659	$1,980,251
Latin America	522,372	22,727	—	13,182	1,720	560,001
Middle East & Africa	325,142	65,396	10,471	26,553	(1,170)	426,392
Canada	296,001	73,806	14,326	1,423	18	385,574
Europe	196,533	17,641	23,401	2,803	5,121	245,499
Asia-Pacific	48,718	13,556	3,745	2,444	12,539	81,002
Australia	22,739	46,917	—	15	—	69,671
Other	9,330	—	2	563	—	9,895
Total revenue	$2,404,377	$1,003,146	$215,721	$96,154	$38,887	$3,758,285

	Year Ended December 31, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$851,057	$738,178	$180,912	$88,108	$76,461	$1,934,716
Latin America	594,737	21,756	7	13,887	3,100	633,487
Middle East & Africa	307,154	66,918	6,628	26,876	2,314	409,890
Canada	296,623	73,561	14,529	1,933	116	386,762
Europe	194,034	13,655	20,911	3,439	13,936	245,975
Asia-Pacific	35,536	6,170	6,434	3,115	33,173	84,428
Australia	21,866	34,318	33	299	—	56,516
Other	46,519	90	25	7,540	—	54,174
Total revenue	$2,347,526	$954,646	$229,479	$145,197	$129,100	$3,805,948

	Year Ended December 31, 2021
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$653,826	$583,010	$136,351	$88,313	$105,855	$1,567,355
Latin America	364,386	18,454	—	15,220	4,741	402,801
Middle East & Africa	268,096	53,995	5,408	22,140	8,896	358,535
Canada	263,887	58,927	13,474	2,739	342	339,369
Europe	180,269	6,088	11,810	4,315	11,617	214,099
Asia-Pacific	43,593	7,229	3,358	4,585	25,607	84,372
Australia	28,388	34,451	130	135	—	63,104
Other	39,955	217	1,535	3,648	—	45,355
Total revenue	$1,842,400	$762,371	$172,066	$141,095	$157,058	$3,074,990
_______________________
(1)    The sales related to the Cross Supply and Product Transfer Agreement with Ecolab were included within Corporate and other from the date of the Merger through June 30, 2023. Beginning July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.

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

Remaining performance obligations
As of December 31, 2023, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

	December 31,
(in thousands)	2023	2022
Contract assets	$—	$—
Contract liabilities	27,406	14,113

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

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Land and land improvements	$126,151	$125,531
Buildings and improvements	311,436	308,278
Software	60,945	55,400
Machinery, equipment and other	1,056,387	938,827
	1,554,919	1,428,036
Accumulated depreciation	(781,367)	(693,226)
Property, plant and equipment, net	$773,552	$734,810

Depreciation expense was $174.0 million, $154.6 million, and $149.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2021	$356,638	$205,467	$101,136	$39,626	$702,867
Acquisition (1)	—	6,345	—	—	6,345
Allocated to disposal group (2)	(2,695)	—	—	—	(2,695)
Impairment	—	—	—	(39,617)	(39,617)
Foreign currency translation	13,141	(544)	—	(9)	12,588
December 31, 2022	367,084	211,268	101,136	—	679,488
Foreign currency translation	(10,526)	102	—	—	(10,424)
December 31, 2023	$356,558	$211,370	$101,136	$—	$669,064
_______________________
(1)    See Note 4—Acquisitions and Divestitures for additional information related to the acquisition completed in February 2022.
(2)    See Note 4—Acquisitions and Divestitures for additional information on the reclassification of assets and liabilities held for sale related to our Russia CT Business.

As part of our annual goodwill impairment analysis, on October 1, 2022, we performed a quantitative goodwill impairment analysis for each of our reporting units. As part of our forecasted operating plan that took place during the fourth quarter of 2022, we adjusted the future projected cash flows from our Reservoir Chemical Technologies reporting unit given our market focus and relative size of the business within our portfolio. We determined that the fair values were less than the respective carrying values for our Reservoir Chemical Technologies reporting unit. As a result, we recorded a goodwill impairment charge totaling $39.6 million to write off the remaining goodwill within that reporting unit. There were no negative conditions, or triggering events, that occurred prior to our annual goodwill impairment analysis requiring us to perform an impairment review. The entire goodwill impairment charge is non-taxable and was recognized in determining our effective tax rate for the period.

We completed our annual impairment test as of October 1, 2023 for Production Chemical Technologies, Production & Automation Technologies and Drilling Technologies and concluded that the goodwill related to these reporting units was not impaired. The annual impairment test did not include Reservoir Chemical Technologies as that reporting unit had no goodwill.

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	December 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships (1)	$583,326	$438,181	$145,145	$582,466	$407,212	$175,254
Unpatented technologies	142,760	75,224	67,536	142,760	56,264	86,496
Favorable supply agreements (2)	—	—	—	57,000	49,056	7,944
Trademarks	59,862	39,564	20,298	59,856	36,048	23,808
Patents	36,438	30,664	5,774	38,175	31,481	6,694
Other	1,554	1,554	—	5,274	5,260	14
	823,940	585,187	238,753	885,531	585,321	300,210
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$828,740	$585,187	$243,553	$890,331	$585,321	$305,010
_______________________
(1)    During 2022, we reclassified $5.5 million of net intangible assets related to our Russia CT Business within our Production Chemical Technologies segment to assets held for sale. See Note 4—Acquisitions and Divestitures for further information.
(2)    During 2022, we wrote off the remaining $1.3 million of favorable supply agreements within our Reservoir Chemical Technologies segment as part of the restructuring plan to exit certain product lines.

Amortization expense related to our intangible assets was $61.9 million, $87.3 million, and $87.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Estimated future amortization expense related to intangible assets held as of December 31, 2023, is as follows:

(in thousands)	Estimated Amortization
2024	$48,222
2025	37,186
2026	36,827
2027	25,752
2028	16,496

NOTE 8—DEBT

Long-term debt consisted of the following:

	December 31,
(in thousands)	2023	2022
2022 Revolving Credit Facility	$—	$25,000
2022 Term Loan Facility	618,762	623,438
Total	618,762	648,438
Net unamortized discounts and issuance costs	(18,276)	(20,486)
Total long-term debt	600,486	627,952
Current portion of long-term debt (1)	(6,203)	(6,250)
Long-term debt, less current portion	$594,283	$621,702
_______________________
(1) Includes the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of December 31, 2023.

2022 Credit Facility

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the prior credit agreement. The Restated Credit Agreement provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135.0 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022, with the aggregate proceeds used to repay outstanding amounts under our prior credit agreement, repay and terminate our 2020 Term Loan Facility, and to redeem all outstanding 6.375% Senior Notes due 2026 (the “Notes”). Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. The initial amount drawn on the 2022 Revolving Credit Facility has been repaid. As of December 31, 2023, we had no amounts outstanding on the 2022 Revolving Credit Facility.

2022 Term Loan Facility

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which began on December 30, 2022. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. On September 29, 2023, we amended the Restated Credit Agreement to, among other things, reprice the Company’s $620.3 million of existing term loans under the 2022 Term Loan Facility, in connection with which new term loans in the same amount were issued. The new term loans bear interest at a per annum rate of (i) an adjusted SOFR Rate plus 2.75% per annum or (ii) a base rate plus 1.75%. The new term loans may be prepaid at any time without penalty, other than a 1.00% premium if the loans are repriced at any time prior to March 30, 2024 and subject to the payment of customary breakage costs in the case of the SOFR rate loans. All other material terms of the Senior Secured Credit Facility remain unchanged. We were in compliance with all covenants as of December 31, 2023.

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

Redemptions and Repurchase

In connection with the Restated Credit Agreement, as noted above, we completed the redemption of all the remaining Notes at 103.188% of the principal amount thereof during 2022. We redeemed $92.0 million in aggregate principal amount of the Notes for $95.6 million in cash, including $0.6 million in accrued interest. In connection with these redemptions, we recognized a net loss of approximately $3.9 million for 2022, inclusive of the write off of the remaining unamortized debt financing costs related to the Notes, which is included in other expense (income), net in our consolidated statements of income.

During 2021, the Company completed the redemption of certain of the Company’s 6.375% Senior Notes at 104.781% of the principal amount thereof. We repurchased $185.0 million in aggregate principal amount of the Senior Notes for $196.6 million in cash, including $2.7 million in accrued interest. In connection with these redemptions, we recognized a net loss of approximately $11.1 million for the year ended December 31, 2021, inclusive of the write off of unamortized debt financing costs related to the extinguished portion of the Senior Notes, which is included in other expense (income), net in our consolidated statements of income.

As of December 31, 2023, aggregate contractual future principal payments on long-term debt are as follows:

(in thousands)	Principal Payments(1)
2024	$6,203
2025	6,203
2026	6,203
2027	6,203
2028	6,203
Thereafter	587,747
Total	$618,762
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

As of December 31, 2023 and December 31, 2022, we had $70.7 million and $82.4 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

Supply Agreements

Vendor Supply Agreement

We acquired a Vendor Supply Agreement from Ecolab related to the Merger, whereby Ecolab made payments in the aggregate of $25.0 million and the Company assumed the receivable for the repayment of this loan. The fair value of the expected future cash flows as of December 31, 2022, was $14.6 million, and included in other non-current assets on our consolidated balance sheets. During the second quarter of 2023, the receivable was settled and the net proceeds received were included in cash flows from operating activities for the year ended December 31, 2023.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 8 locations, the majority of which are in the U.S., and environmental liabilities have been accrued reflecting our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of December 31, 2023 and December 31, 2022, environmental liability accruals related to these locations were $5.9 million and $5.9 million, respectively.

Prior to our separation as an independent publicly traded company in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma (“Norris”). Initial remedial efforts were undertaken at the time of discovery of the contamination and Norris has since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”). As part of the ongoing long-term remediation process, Norris contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated, however, there have been no changes to our estimated liability as of December 31, 2023.

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

The Company intends to vigorously defend these lawsuits and believes that it has rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement it might have in these matters in the future, or the potential for future litigation.

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

Balance sheet presentation—Leases are presented in our consolidated balance sheet as follows:

		December 31,
(in thousands)	Balance Sheet Classification	2023	2022
Right-of Use Assets:
Finance leases	Property, plant, and equipment, net	$41,554	$17,435
Operating leases	Operating lease right-of-use assets	69,561	92,928
Total lease right-of-use assets		111,115	110,363
Lease Liabilities:
Finance leases - current	Accrued expenses and other current liabilities	$11,723	$5,983
Finance leases	Other long-term liabilities	31,202	11,955
Operating leases - current	Current portion of operating lease liabilities	23,292	28,838
Operating leases	Operating lease liabilities	41,975	59,686
Total lease liabilities		$108,192	$106,462

Components of total lease cost—Components of total lease cost were as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$11,114	$6,024
Interest on lease liabilities	2,480	695
Operating lease cost	35,163	42,365
Short-term and variable lease cost	18,845	24,291
Sublease income	—	—
Total lease cost	$67,602	$73,375

Lease term and discount rate—Our weighted-average remaining lease term and weighted-average discount rate for operating and finance leases are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating lease	7.1	6.5
Finance lease	4.1	3.5
Weighted-average discount rate:
Operating lease	6.4%	5.9%
Finance lease	7.3%	5.7%

Maturity Analysis—Future minimum payments, as determined in accordance with ASC 842, on our operating and finance leases as of December 31, 2023 are as follows:

(in thousands)	Operating	Finance
2024	$27,829	$14,434
2025	17,514	12,160
2026	9,169	9,236
2027	6,263	8,163
2028	2,917	5,176
Thereafter	19,374	616
Total future minimum lease payments	83,066	49,785
Interest included within lease payments	(17,799)	(6,860)
Total lease liabilities	$65,267	$42,925

Lessor Accounting

Lease revenue is primarily generated from our ESP leased asset program within our Production & Automation Technologies segment. An ESP rental unit has components consisting of surface, downhole and cable equipment. The average length of these arrangements generally range from 12 months to 14 months. Lease revenue for our leased asset programs was $84.2 million and $71.1 million for the years ended December 31, 2023 and 2022, respectively.

Leased assets—Components of our leased asset program, all of which are included within property, plant, and equipment, net on our consolidated balance sheet, are as follows:

(in thousands)	Useful life	December 31, 2023
Cable equipment	18 months	$61,594
Downhole equipment	18 months	54,771
Surface equipment	5 years	103,075
Other lease equipment	3 - 5 years	19,154
		238,594
Accumulated depreciation		(138,697)
Leased assets, net		$99,897

Depreciation expense on our leased assets was $67.4 million and $47.2 million for the year ended December 31, 2023 and 2022, respectively.

NOTE 11—RESTRUCTURING

During 2023, we recognized net charges of $6.3 million consisting primarily of contract termination costs, inventory obsolescence, and employee severance and related benefits. We approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions during prior periods. During 2022, we completed the exit of one of our product lines within the Reservoir Chemical Technologies segment. As a result, we recognized net charges of $68.1 million during 2022, consisting primarily of contract termination costs, employee severance and related benefits, disposals of equipment and warehouse closures, partially offset by gains realized on the sale of facilities. During 2021, we recorded restructuring and other charges of $13.3 million.

The following table presents the restructuring and other related charges by segment as classified in our consolidated statements of income.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Segment restructuring charges:
Production Chemical Technologies	$4,662	$13,899	$6,508
Production & Automation Technologies	770	1,111	5,441
Drilling Technologies	—	—	—
Reservoir Chemical Technologies	856	47,692	415
Corporate and other	6	5,400	910
Total	$6,294	$68,102	$13,274

Statements of Income classification:
Cost of goods and services	$2,571	$47,216	$6,554
Selling, general and administrative expense	3,723	20,886	6,720
Total	$6,294	$68,102	$13,274

Our liability balance for restructuring and other related charges at December 31, 2023 reflects contract termination costs, employee severance and related benefits initiated during the period.

The following table details our restructuring accrual activities during the year ended December 31, 2023:

(in thousands)	Restructuring Accrual Balance
December 31, 2022	$28,518
Restructuring charges	6,294
Asset sales and write-offs	(787)
Payments	(20,049)
Other, including foreign currency translation	(2)
December 31, 2023	$13,974

NOTE 12—EMPLOYEE BENEFIT PLANS

The Company sponsors several pension and post-employment benefit plans in the U.S. and internationally, of which, approximately half of such plans are frozen to new participants.

We recognized a $0.5 million net actuarial loss, and gains in the amount of $2.9 million and $8.5 million during the years ended December 31, 2023, 2022, and 2021, respectively. The actuarial gains and losses are reflected in our consolidated statements of comprehensive income, net of tax. The net unfunded liability of the plans as of December 31, 2023 and 2022 was approximately $9.3 million and $9.1 million, respectively, and is included in other long-term liabilities within our consolidated balance sheets. The net periodic benefit expense was $0.9 million, $1.3 million, and $2.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 13—EQUITY AND CASH INCENTIVE PROGRAMS

Our Board of Directors (“Board”) adopted the 2018 Equity and Cash Incentive Plan (“2018 Plan”). The 2018 Plan was amended and restated in 2020 to increase the shares of common stock reserved for issuance under the 2018 Plan to 18.2 million, and in 2021 to increase the shares of common stock reserved for issuance to 31.4 million, in each case subject to customary adjustments arising from stock splits and other similar changes, along with other amendments.

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

Stock-based compensation expense is reported within selling, general and administrative expense in the consolidated statements of income. Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Years Ended December 31,
	2023	2022	2021
Stock-based compensation expense	$23,749	$20,089	$23,178
Tax benefit	(5,310)	(4,492)	(5,257)
Stock-based compensation expense, net of tax	$18,439	$15,597	$17,921

SARs

We did not issue SARs during 2023, 2022 or 2021. A summary of activity relating to SARs outstanding for the year ended December 31, 2023, is as follows:

	SARs
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	286,106	$31.77
Forfeited / expired	(6,226)	33.72
Exercised	(44,755)	30.88
Outstanding at December 31, 2023	235,125	$31.89	2.4	$222

Exercisable at December 31, 2023	235,125	$31.89	2.4	$222

There is no unrecognized compensation expense related to SARs, as all SARs are exercisable as of December 31, 2023.

Other information regarding the exercise of SARs is presented below:

(in thousands)	2023	2022	2021
SARs:
Fair value of SARs that became exercisable	$—	$—	$—
Aggregate intrinsic value of SARs exercised	169	634	71

Performance Share Awards - ChampionX

Market Vesting Conditions

We granted 122,060, 173,960, and 166,519 performance share awards subject to market vesting conditions during 2023, 2022, and 2021, respectively, under the 2018 Plan. These awards vest if ChampionX achieves certain pre-established performance targets based on specified performance criteria over a performance period of not less than 3 years. The performance targets for these awards are classified as a market vesting condition, therefore the compensation cost was calculated using the grant date fair value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events. The fair value used in determining stock-based compensation expense of the performance share awards issued in 2023, 2022, and 2021, is as follows:

Performance shares:	2023	2022	2021
Fair value per share at date of grant	$41.50	$23.90	$26.32

Performance Vesting Conditions

We granted 122,060, 173,960, and 166,519 performance share awards subject to performance vesting conditions during 2023, 2022, and 2021 respectively, under the 2018 Plan. These awards are considered performance condition awards as attainment is based on ChampionX’s performance relative to established internal metrics. The fair value of these awards was determined using ChampionX’s closing stock price on the date of grant.

The fair value and average attainment used in determining stock-based compensation expense of the performance shares issued in 2023 and 2022 are as follows:

Performance shares:	2023	2022	2021
Fair value per share at date of grant	$31.96	$20.55	17.61
Average attainment rate reflected in expense	100%	100%	100%

A summary of activity for ChampionX’s performance share awards under the 2018 Plan for the year ended December 31, 2023, is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2023	774,997	$21.07
Granted	244,120	36.73
Forfeited	(11,716)	23.55
Vested	(190,330)	14.55
Performance adjustment (1)	84,590	14.55
Unvested at December 31, 2023	901,661	$26.04
_______________________
(1)Represents the additional shares that were issued to participants upon vesting of the awards due to the performance factor being exceeded for the three-year performance period.
Unrecognized compensation expense related to unvested performance share awards as of December 31, 2023, was $9.4 million, which will be recognized over a weighted average period of 1.8 years.

Restricted Stock Units, Directors’ Shares and Deferred Stock Units

Restricted stock units may be granted at no cost to certain officers and key employees. Restricted stock units generally vest over a three- or four-year period.

Directors’ shares are granted at no cost to non-employee directors and deferred stock units are recorded for non-employee directors who elect to defer receipt of their directors’ shares to a later date.

A summary of activity for restricted stock units, directors’ shares and deferred stock units for the year ended December 31, 2023, is as follows:

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2023	1,797,220	$18.64
Granted	588,602	31.79
Forfeited	(70,787)	21.46
Vested	(777,991)	17.00
Unvested at December 31, 2023	1,537,044	$24.37
_______________________
(1)Shares unvested on the dates indicated includes deferred stock units recorded for non-employee directors who elected to defer receipt of directors’ shares awarded to a later date; shares granted includes directors’ shares and deferred stock units awarded in the year; and shares vested includes directors’ shares awarded in the year and deferred stock units recorded in previous years that were issued in accordance with a non-employee director’s deferral election.

Unrecognized compensation expense relating to unvested restricted stock units, directors’ shares and deferred stock units as of December 31, 2023, was $20.9 million, which will be recognized over a weighted average period of 0.9 year.

Non-Qualified Stock Options

We did not grant non-qualified stock options in 2023, 2022 or 2021. All outstanding non-qualified stock options were issued to employees of the Chemical Technologies business upon the closing of the Merger as replacement awards for options originally granted to them by Ecolab. A summary of activity for non-qualified stock options for the year ended December 31, 2023 is as follows:

	Non-Qualified Stock Options
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	3,737,657	$6.35
Granted	—	—
Forfeited / expired	(23,420)	6.96
Exercised	(985,861)	6.18
Outstanding at December 31, 2023	2,728,376	$6.41	3.3	$62,214

Exercisable at December 31, 2023	2,728,376	$6.41	3.3	$62,214

We had no unrecognized compensation expense relating to unvested stock options as of December 31, 2023.

During the year ended December 31, 2023, the total intrinsic value of stock options exercised was approximately $25.7 million and cash received from stock options exercised was approximately $6.0 million. The cash tax benefit from stock options exercised during the year ended December 31, 2023 was approximately $5.2 million.

NOTE 14—STOCKHOLDERS’ EQUITY

Dividends

On February 16, 2023, our Board approved an increase of our regular quarterly cash dividend to $0.085 per share of the Company’s common stock. Our January 2024 cash dividend of $0.085 per share was declared on November 9, 2023, and was paid on January 26, 2024 to shareholders of record on January 5, 2024. As a result, we recorded a dividend payable of $17.3 million on our consolidated balance sheet as of December 31, 2023.
On January 31, 2024, our Board approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock and declared our next quarterly cash dividend payable on April 26, 2024 to shareholders of record on April 5, 2024. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock, which was increased to $750 million by the Board on October 24, 2022. On January 31, 2024, our Board authorized an increase in the aggregate value of shares that may be repurchased under the share repurchase program to $1.5 billion.

This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During 2023, we repurchased and cancelled 8,965,320 shares of common stock at a volume-weighted average price of $30.63 per share for a total of $274.6 million including commissions.

NOTE 15—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net income attributable to ChampionX	$314,238	$154,969	$113,299

Weighted-average number of shares outstanding	196,083	201,740	201,579
Dilutive effect of stock-based compensation	3,823	5,519	6,746
Total shares and dilutive securities	199,906	207,259	208,325

Basic earnings per share attributable to ChampionX	$1.60	$0.77	$0.56
Diluted earnings per share attributable to ChampionX	$1.57	$0.75	$0.54

For all periods presented, the computation of diluted earnings (losses) per share excludes awards with an anti-dilutive impact. For the years ended December 31, 2023, 2022, and 2021, the diluted shares include the dilutive impact of equity awards except for approximately 0.3 million, 0.4 million, and 0.4 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

NOTE 16—FAIR VALUE MEASUREMENTS
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
	Measurement Level	December 31,
(in thousands)		2023	2022
Assets
Foreign currency forward contracts	Level 2	$6,231	$7,066
Interest rate swaps	Level 2	5,599	8,476
Total		$11,830	$15,542

Liabilities
Foreign currency forward contracts	Level 2	$5,354	$4,209
Interest rate swaps	Level 2	—	—
Total		$5,354	$4,209

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

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$—	$—	$25,000	$25,000
2022 Term Loan Facility	$618,762	$623,402	$623,438	$610,969

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

NOTE 17—DERIVATIVES AND HEDGING TRANSACTIONS

The Company uses foreign currency forward contracts to manage risks associated with foreign currency exchange rates. The Company also utilizes floating-to-fixed interest rate swap agreements as cash flow hedges on certain debt to mitigate interest rate risk. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. Derivative contracts are recorded as assets and liabilities on the balance sheet at fair value. We evaluated the interest rate swap hedge effectiveness and determined it to be perfectly effective. We evaluate foreign currency forward contracts hedge effectiveness at contract inception and thereafter on a quarterly basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Changes in fair value attributable to changes in spot exchange rates for derivative contracts that have been designated as cash flow hedges are recognized in accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged item. The Company accounts for the interest rate swap agreements as a cash flow hedge, thus the effective portion of gains and losses resulting from changes in fair value are recognized in AOCI and are amortized to interest expense over the term of the respective debt. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships.

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

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Prepaid expenses and other current assets	$11,004	$11,911	$—	$—
Other non-current assets	826	3,631	—	—
Accrued expenses and other current liabilities	—	—	5,354	4,209
Other long-term liabilities	—	—	—	—
	$11,830	$15,542	$5,354	$4,209

The following table summarizes the notional values of the Company’s outstanding derivatives:

	December 31,
(in thousands)	2023	2022
Notional value of foreign currency forward contracts and interest rate swaps	$892,711	$965,973

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, primarily related to inventory purchases. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts attributable to changes in spot exchange rates are recorded in AOCI until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the consolidated statements of income as the underlying exposure being hedged. The forward points are marked-to-market monthly and recognized in the same line item in the consolidated statements of income as the underlying exposure being hedged.

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

Effect of Derivative Instruments on Income

The loss on all derivative instruments recognized is summarized below:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Loss (gain) reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$(2,571)	$(1,665)	$3,717
Interest expense	(5,034)	549	—
Loss on derivatives not designated as hedging instruments:
Foreign currency transaction losses, net	1,195	7,147	3,589
Total gain of derivative instruments	$(6,410)	$6,031	$7,306

NOTE 18—INCOME TAXES

Components of income before income taxes—Domestic and foreign components of income before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$304,725	$58,141	$(2,099)
Foreign	119,099	138,665	154,784
Income before income taxes	$423,824	$196,806	$152,685

Provision for (benefit from) income taxes—The provision for (benefit from) income taxes consisted of:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current:
U.S. federal	$74,022	$49,997	$14,895
State and local	9,234	11,147	4,867
Foreign	44,121	24,381	40,149
Total current	127,377	85,525	59,911
Deferred:
U.S. federal	(17,219)	(35,207)	(24,962)
State and local	(3,198)	(4,900)	(862)
Foreign	(1,855)	(5,175)	4,358
Total deferred	(22,272)	(45,282)	(21,466)
Provision for income taxes	$105,105	$40,243	$38,445

Effective income tax rate reconciliation—The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Years Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Net difference resulting from:
State and local taxes, net of federal income tax benefit	1.1	0.6	2.1
Foreign withholding tax	4.0	5.7	8.5
Foreign derived intangible income	(1.9)	(1.0)	(0.7)
Foreign operations tax effect	2.1	2.8	(1.3)
Research and experimentation tax credits	(1.3)	(1.5)	(2.5)
Foreign tax credit	(3.9)	(4.5)	(9.9)
Nondeductible expenses	0.2	0.5	1.6
Branch income	1.2	3.5	7.6
Tax return to accrual adjustments	(1.6)	(2.1)	(7.3)
State deferred taxes	(0.2)	(1.0)	—
Goodwill impairment	—	1.8	—
Foreign inclusions (including global intangible low-taxed income)	4.3	3.5	6.6
Change in valuation allowance	0.8	(7.3)	1.8
Stock compensation	(2.1)	(3.6)	(3.7)
Nondeductible officer compensation	0.7	0.8	2.1
Other	0.4	1.2	(0.7)
Effective income tax rate	24.8%	20.4%	25.2%

Deferred tax assets and liabilities—Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets attributable to:
Accrued compensation	$10,558	$11,840
Accrued expenses	6,565	7,713
Inventories	4,674	5,969
Net operating loss and other carryforwards	31,355	32,648
Accounts receivable	13,401	17,739
Lease liability	7,198	11,294
Research and Development	31,324	14,652
Long-term liabilities	—	1,141
Other assets	1,258	1,577
Deferred tax assets	106,333	104,573
Valuation allowance	(33,031)	(32,500)
Deferred tax assets, net of valuation allowance	$73,302	$72,073
Deferred tax liabilities attributable to:
Inventories	$(3,462)	$(4,338)
Intangible assets, including goodwill	(38,651)	(54,572)
Property, plant and equipment	(65,559)	(63,502)
Foreign withholding taxes	(15,934)	(16,922)
Lease asset	(7,012)	(12,792)
Investment in subsidiary	(1,950)	(1,973)
Long-term liabilities	(3,128)	—
Deferred tax liabilities	(135,696)	(154,099)
Net deferred tax liabilities	$(62,394)	$(82,026)

Classified as follows in the consolidated balance sheets:
Assets held for sale	$—	$3,165
Other non-current assets	9,103	10,742
Liabilities held for sale	—	(1,698)
Deferred income taxes	(71,497)	(94,235)
Net deferred tax liabilities	$(62,394)	$(82,026)

Effective Tax Rate. Our effective tax rate was 24.8% for 2023 compared to 20.4% for 2022. The lower effective tax rate for 2022 was primarily due to the release of valuation allowance on the deferred tax asset of a foreign affiliate.

Net operating loss carryforwards. As of December 31, 2023, our deferred tax asset balance included non-U.S. net operating loss carryforwards of $6.6 million. This entire balance is available to be carried forward; certain non-U.S. carryforwards will expire during the years 2027 through 2039.

Foreign tax credit carryforwards. As of December 31, 2023, our deferred tax asset balance included U.S. foreign tax credit carryforwards of $26.8 million. This entire balance is available to be carried forward and will begin to expire during 2029.

Valuation allowance. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. With respect to foreign net operating losses, a significant piece of objective negative evidence evaluated was the cumulative loss incurred in various international jurisdictions over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. In addition, we analyzed our foreign income classification and determined we would not generate sufficient general limitation income to utilize our general limitation foreign tax credits. Based on this evaluation, as of December 31, 2023, we recorded a valuation allowance of $10.0 million relating to net foreign deferred tax assets (including net operating losses) and $23.1 million relating to foreign tax credits to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased if objective negative evidence in the form of cumulative losses are no longer present and additional weight is given to subjective evidence such as our projections of future growth. In addition, if we increase our general limitation income, we could utilize and thus recognize additional foreign tax credit deferred tax assets.

Unrecognized tax benefits. We file federal, state, and local tax returns in the United States as well as foreign tax returns. We are routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. We believe all income tax uncertainties have been properly accounted for as of December 31, 2023.

The Company accounts for uncertain tax positions in accordance with guidance in ASC 740, “Income Taxes (Topic 740)”, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The earliest period the Company is subject to examination of federal income tax returns by the Internal Revenue Service is 2020. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities for various periods, generally up to four years after they are filed.

Undistributed Earnings. As of December 31, 2023, the Company has $15.9 million of deferred tax liabilities primarily associated with withholding taxes on undistributed earnings generated by foreign subsidiaries. The Company continues to assert permanent reinvestment of the remaining undistributed earnings for which deferred taxes have not been provided for as of December 31, 2023. If there are policy changes, the Company would record the applicable taxes in the period of change. No deferred taxes have been provided for withholding taxes and other taxes on the remaining earnings as of December 31, 2023 as computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.

Tax Holidays. The Company has a tax incentive awarded by the Singapore Economic Development Board. This incentive provides 0% tax rate on manufacturing profits generated at the Company’s facility located on Jurong Island which expires in December 2024.

NOTE 19—RELATED PARTY TRANSACTIONS

Noncontrolling Interest and Unconsolidated Affiliates

For the years ended December 31, 2023, 2022, and 2021, we declared and paid $1.9 million, $1.2 million, and $1.6 million, respectively, of distributions to the noncontrolling interest holders in ChampionX Middle East Services LLC. For the years ended December 31, 2023, 2022, and 2021 we declared and paid distributions of $0.7 million, $1.3 million, and $1.6 million respectively, to the noncontrolling interest holders in Champion Arabia Co. Ltd. and $0.1 million, $0.2 million, and 0.5 million respectively, to the noncontrolling interest holders in Petrochem Performance Products LLC.

In the ordinary course of business, we enter into certain transactions with our unconsolidated affiliates at contractual prices. These transactions primarily related to inventory sales and amounted to approximately $10.9 million for the year ended December 31, 2023.

NOTE 20—ACCOUNTS RECEIVABLE FACILITY

On June 28, 2022, we entered into an uncommitted accounts receivable purchase agreement (the “Accounts Receivable Facility”), as amended, with JPMorgan Chase Bank, N.A. as the purchaser. Transfers under the Accounts Receivable Facility are accounted for as sales of receivables, resulting in the receivables being derecognized from our consolidated balance sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign or transfer (including as a participation interest) any of its rights under the purchased receivables to another bank or financial institution.

The amount available for sale under the Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the Accounts Receivable Facility at any time.

An aggregate $698.8 million and $249.8 million of accounts receivable were sold in the year ended December 31, 2023 and December 31, 2022, respectively. The accounts receivable sold that remained outstanding as of December 31, 2023 and December 31, 2022 was $115.9 million and $83.8 million, respectively. During each period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our consolidated statement of cash flows. The difference between the carrying amount of the accounts receivable sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our consolidated statements of income. The loss on sale of accounts receivable was $7.1 million for the year ended December 31, 2023 and $2.0 million for the year ended December 31, 2022.

NOTE 21—SUPPLY CHAIN FINANCE

We use a supply chain finance program in connection with the purchase of goods, which allows our suppliers to work directly with a third party to provide financing by purchasing their receivables earlier in the payment cycle. We maintain the same contractually agreed upon invoice terms prior to each supplier entering into the program. As of December 31, 2023, we had approximately $30.8 million outstanding under the program, which is included in accounts payable on our consolidated balance sheet.

(in thousands)	Supply Chain Finance Payables Outstanding
December 31, 2022	$36,421
Purchases	216,667
Payments	(222,357)
Other, including foreign currency translation	52
December 31, 2023	$30,783

NOTE 22—CASH FLOW INFORMATION

Cash payments for income taxes and cash payments for interest incurred related to our debt are as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash information:
Cash paid for income taxes	$116,677	$127,271	$50,097
Cash paid for interest	$57,267	$46,781	$51,995
Net increase (decrease) in accounts payable for capital expenditures	$4,321	$(6,803)	$8,686

Supplemental cash flow information related to our lease liabilities is as follows:

	Statement of Cash Flows Classification	December 31,
(in thousands)		2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating leases (1)	Operating	$35,297	$42,747
Finance leases - interest	Operating	$2,480	$695
Finance leases - principal	Financing	$9,982	$6,540
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Operating leases	Non-cash	$4,197	$4,572
Finance leases	Non-cash	$31,113	$15,473
_______________________
(1) Cash required by operating leases is reported net of operating lease expense in the operating section of our consolidated statements of cash flows in accrued expenses and other liabilities.

Leased Asset Program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the years ended December 31, 2023, 2022, and 2021, we transferred $105.0 million, $80.2 million, and $48.7 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our lease program.

Expenditures for assets that are placed into our leased asset program expected to be recovered through sale are reported in leased assets in the operating section of our consolidated statements of cash flows. All other capitalizable expenditures for assets that are placed into our leased asset program are classified as capital expenditures in the investing section of our consolidated statements of cash flows. During the years ended December 31, 2023, 2022, and 2021, we made cash payments of $58.2 million, $39.8 million, and $37.1 million, respectively, for leased asset program equipment.

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

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (“Rhum”) totaling $1,133,294 for the year ended December 31, 2023. The net profit before taxes associated with these sales was nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

Insider Trading Arrangements and Policies
During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is presented under the caption “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

The remaining information required in response to this Item will be included in the definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item will be included in the definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2023 with respect to shares of ChampionX common stock that may be issued under our 2018 Plan and under awards assumed when we acquired the Chemical Technologies business from Ecolab in 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,673,830	(1)	31.9	(2)	22,184,277	(3)
Equity compensation plans not approved by shareholders	2,728,376	(4)	6.4	(5)	—
Total	5,402,206		n/a		22,184,277
_______________________

(1)Includes 235,125 SSAR awards outstanding, 901,661 PSAs outstanding, assuming performance at target, 1,381,643 RSUs outstanding, and 155,401 deferred stock units credited to non-employee directors pursuant to the 2018 Plan.
(2)The weighted-average exercise price reflects the weighted-average price for outstanding SSAR awards only; it does not include restricted stock awards outstanding or deferred stock units.
(3)Reflects the shares available for grant determined in accordance with the terms of our 2018 Plan, calculated based on (a) one share for each SSAR, (b) three shares for each PSA, RSU and deferred stock unit awarded prior to February 18, 2021, (c) one share for each PSA, RSU and deferred stock unit awarded on or after February 18, 2021, and (d) unvested PSAs issued at the maximum amount of 200%.
(4)Reflects shares subject to outstanding stock options assumed in the acquisition of the Chemical Technologies business from Ecolab in 2020.
(5)The weighted-average exercise price reflects the weighted-average price for outstanding stock option awards only; it does not include restricted stock awards outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item will be included in the definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item will be included in the definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

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

3. Index of Exhibits:

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	Exhibit No.	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of December 18, 2019, by and among Ecolab Inc., ChampionX Holding Inc., ChampionX Corporation, and Athena Merger Sub, Inc.	8-K	2.1	December 20, 2019
2.2	Separation and Distribution Agreement, dated as of December 18, 2019, by and among Ecolab Inc., ChampionX Holding Inc., and ChampionX Corporation.	8-K	2.2	December 20, 2019
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	3.1	May 11, 2023
3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	May 11, 2023
4.1*	Description of ChampionX Corporation Common Stock
10.1	Restatement Agreement, dated June 7, 2022, by and among ChampionX Corporation, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	June 8, 2022
10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated September 29, 2023, by and among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	October 3, 2023
10.3	Master Receivables Purchase Agreement, dated as of June 28, 2022, by and among ChampionX LLC and US Synthetic Corporation as Sellers, Apergy USA, Inc. as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser	8-K	10.1	July 5, 2022
10.4	Performance Undertaking, dated June 28, 2022, made by ChampionX Corporation in favor of JPMorgan Chase Bank, N.A.	8-K	10.2	July 5, 2022
10.5*
First Amendment to Master Receivables Purchase Agreement, dated as of October 4, 2022 among ChampionX LLC and US Synthetic Corporation as Sellers, Apergy USA, Inc. as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser

10.6*
Second Amendment to Master Receivables Purchase Agreement, dated as of October 24, 2023 among ChampionX LLC, US Synthetic Corporation and Apergy ESP Systems, LLC as Sellers, Apergy USA, Inc. as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser

10.7*
Third Amendment to Master Receivables Purchase Agreement, dated as of December 14, 2023 among ChampionX LLC and US Synthetic Corporation as Sellers, Apergy USA, Inc. as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser

10.8*	Master Receivables Purchase Agreement Facility Extension Request dated June 26, 2023
10.9*	Master Receivables Purchase Agreement Facility Extension Request dated July 20, 2023
10.10*	Master Receivables Purchase Agreement Facility Extension Request dated August 28, 2023
10.11+	ChampionX Corporation Amended and Restated 2018 Equity and Cash Incentive Plan.	8-K	10.1	May 13, 2021
10.12+	ChampionX Corporation Executive Officer Annual Incentive Plan.	8-K	10.6	May 11, 2018
10.13+	Apergy USA LLC, Executive Deferred Compensation Plan.	8-K	10.7	May 11, 2018
10.14+	ChampionX Corporation Executive Severance Plan.	8-K	10.8	May 11, 2018
10.15+	ChampionX Corporation Senior Executive Change-in-Control Severance Plan.	8-K	10.9	May 11, 2018
10.16+	Form of award grant letter for restricted stock unit awards made under the ChampionX Corporation 2018 Equity and Cash Incentive Plan.	8-K	10.10	May 11, 2018
10.17+	Form of award grant letter for performance share awards made under the ChampionX Corporation 2018 Equity and Cash Incentive Plan.	8-K	10.11	May 11, 2018
10.18+	ChampionX Mirror Savings Plan	10-K	10.13	March 1, 2021
10.19+	ChampionX Mirror Savings Plan First Amendment	10-K	10.13	February 10, 2022
10.20+	ChampionX Mirror Savings Plan Second Amendment	10-K	10.13	February 02, 2023
10.21	Tax Matters Agreement, dated as of June 3, 2020, by and among Ecolab Inc., ChampionX Holding Inc. and ChampionX Corporation.	8-K	2.4	June 4, 2020
10.22	Intellectual Property Matters Agreement, dated as of June 3, 2020, by and among Ecolab Inc. and ChampionX Holding Inc.	8-K	2.6	June 4, 2020
10.23	Master Cross Supply and Product Transfer Agreement, dated as of June 3, 2020, by and among Ecolab Inc. and ChampionX LLC.	8-K	2.7	June 4, 2020
21.1*	Subsidiaries of ChampionX Corporation.
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
97.1*	Amended and Restated Executive Compensation Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith
**Furnished herewith
+ Denotes management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expense(1)	Accounts Written Off	Other	Balance at End of Year
Year Ended December 31, 2023	$5,506	1,480	(1,244)	(8)	$5,734
Year Ended December 31, 2022	$7,662	(927)	(869)	(360)	$5,506
Year Ended December 31, 2021	$10,192	4,418	(7,002)	54	$7,662
_______________________
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Additions	Reductions	Other(2)	Balance at End of Year
Year Ended December 31, 2023	$32,500	472	—	59	$33,031
Year Ended December 31, 2022	$38,716	—	(6,120)	(96)	$32,500
Year Ended December 31, 2021	$26,786	14,696	(2,766)	—	$38,716
_______________________
(2) Other represents impact of changes in foreign exchange rates

Inventory Reserves (including LIFO)	Balance at Beginning of Year	Additions	Reductions	Other	Balance at End of Year
Year Ended December 31, 2023	$87,238	18,974	(27,578)	(429)	$78,205
Year Ended December 31, 2022	$78,923	26,306	(16,566)	(1,425)	$87,238
Year Ended December 31, 2021	$39,579	44,435	(4,811)	(280)	$78,923

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONX CORPORATION (Registrant)

Date: February 6, 2024	By:	/s/ KENNETH M. FISHER
Kenneth M. Fisher
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

February 6, 2024	/s/ SIVASANKARAN SOMASUNDARAM
Sivasankaran Somasundaram President and Chief Executive Officer Director
(Principal Executive Officer)

February 6, 2024	/s/ KENNETH M. FISHER
Kenneth M. Fisher Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 6, 2024	/s/ ANTOINE MARCOS
Antoine Marcos Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

February 6, 2024	/s/ HEIDI S. ALDERMAN
Heidi S. Alderman Director

February 6, 2024	/s/ MAMATHA CHAMARTHI
Mamatha Chamarthi Director

February 6, 2024	/s/ CARLOS A. FIERRO
Carlos A. Fierro Director

February 6, 2024	/s/ GARY P. LUQUETTE
Gary P. Luquette Director

February 6, 2024	/s/ ELAINE PICKLE
Elaine Pickle Director

February 6, 2024	/s/ STUART PORTER
Stuart Porter Director

February 6, 2024	/s/ DANIEL W. RABUN
Daniel W. Rabun Chairman of the Board of Directors

February 6, 2024	/s/ STEPHEN M. TODD
Stephen M. Todd Director