Form 10-Q
period 2024-03-31
ChampionX Corp
filed 2024-04-25
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or
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

The registrant had 190.4 million shares of common stock, $0.01 par value, outstanding as of April 18, 2024.

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

All of our forward-looking statements involve risks, uncertainties and assumptions (some of which are significant or beyond our control) that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements are those set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, and include the following:

•The impact of the Merger Agreement (as defined below), including the disruption of management’s attention from ongoing operations, inability to complete the Merger (as defined below) due to failure to obtain stockholder approval or satisfy other closing conditions, the risk that if the Merger is not completed, the market price of our common stock could decline, the risk that we may not be able to retain key personnel, the impact on our relationships with our customers and suppliers, the impact on our operations, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require us to pay a termination fee to SLB (as defined below);
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
•Changes in the amount of or types of products and services our customers buy from us due to their decreased spending or demand changes that could reduce our revenues or profit margin;
•Our ability to successfully compete with other companies in our industry;
•Our ability to develop and implement or introduce new technologies, products, and services, as well as our ability to protect and maintain intellectual property assets;
•Our ability to successfully execute potential acquisitions and integrate acquired businesses;
•Potential liabilities arising out of the installation, use or manufacturing of our products or from a chemical spill, release or other hazard;
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
•Fluctuations in currency markets worldwide;
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenue:
Product revenue	$807,827	$833,023
Service revenue	87,179	93,245
Lease and other revenue	27,135	22,079
Total revenue	922,141	948,347
Cost of goods and services	622,937	664,992
Gross profit	299,204	283,355
Costs and expenses:
Selling, general and administrative expense	172,414	160,816
Loss (gain) on disposal group and sale-leaseback transaction	(29,883)	12,965
Interest expense, net	13,935	12,466
Foreign currency transaction losses, net	55	9,252
Other expense (income), net	2,927	(3,957)
Income before income taxes	139,756	91,813
Provision for income taxes	26,596	28,669
Net income	113,160	63,144
Net income (loss) attributable to noncontrolling interest	237	(388)
Net income attributable to ChampionX	$112,923	$63,532

Earnings per share attributable to ChampionX:
Basic	$0.59	$0.32
Diluted	$0.58	$0.31
Weighted-average shares outstanding:
Basic	190,803	198,286
Diluted	193,964	202,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$113,160	$63,144
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,078)	(10,676)
Cash flow hedges	3,130	(4,689)
Defined pension and other post-retirement benefits adjustments, net	(37)	53
Other comprehensive loss	(6,985)	(15,312)
Comprehensive income	106,175	47,832
Less: Comprehensive income (loss) attributable to noncontrolling interest	237	(388)
Comprehensive income attributable to ChampionX	$105,938	$48,220

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$386,017	$288,557
Receivables, net of allowances of $6,257 in 2024 and $5,734 in 2023	471,813	534,534
Inventories, net	543,224	521,549
Assets held for sale	15,418	15,565
Prepaid expenses and other current assets	59,692	65,212
Total current assets	1,476,164	1,425,417
Property, plant, and equipment, net of accumulated depreciation of $784,428 in 2024 and $781,367 in 2023	759,038	773,552
Goodwill	679,704	669,064
Intangible assets, net	240,459	243,553
Operating lease right-of-use assets	103,957	69,561
Other non-current assets	63,627	60,555
Total assets	$3,322,949	$3,241,702
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,203	$6,203
Accounts payable	532,205	451,680
Accrued compensation and employee benefits	58,389	109,626
Current portion of operating lease liabilities	22,796	23,292
Accrued distributor fees	36,658	56,443
Accrued expenses and other current liabilities	150,942	135,505
Total current liabilities	807,193	782,749
Long-term debt	593,575	594,283
Deferred income taxes	58,400	71,497
Operating lease liabilities	76,997	41,975
Other long-term liabilities	91,610	90,167
Total liabilities	1,627,775	1,580,671
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 190.4 million shares and 191.3 million shares issued and outstanding in 2024 and 2023, respectively	1,904	1,913
Capital in excess of par value of common stock	2,143,883	2,166,911
Accumulated deficit	(391,813)	(455,676)
Accumulated other comprehensive loss	(43,511)	(36,526)
ChampionX stockholders’ equity	1,710,463	1,676,622
Noncontrolling interest	(15,289)	(15,591)
Total equity	1,695,174	1,661,031
Total liabilities and equity	$3,322,949	$3,241,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2023	191,135	$1,913	$2,166,911	$(455,676)	$(36,526)	$(15,591)	$1,661,031
Net income	—	—	—	112,923	—	237	113,160
Other comprehensive loss	—	—	—	—	(6,985)	—	(6,985)
Stock-based compensation	677	7	6,166	—	—	—	6,173
Stock options exercised	168	2	915	—	—	—	917
Taxes withheld on issuance of stock-based awards	—	—	(11,821)	—	—	—	(11,821)
Dividends declared to common stockholders ($0.095 per share)	—	—	—	(17,967)	—	—	(17,967)
Repurchase and cancellation of common stock	(1,611)	(18)	(18,288)	(31,093)	—	—	(49,399)
Distributions to noncontrolling interest	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	65	65
March 31, 2024	190,369	$1,904	$2,143,883	$(391,813)	$(43,511)	$(15,289)	$1,695,174

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2022	198,466	$1,985	$2,249,698	$(527,603)	$(29,530)	$(17,335)	$1,677,215
Net income	—	—	—	63,532	—	(388)	63,144
Other comprehensive loss	—	—	—	—	(15,312)	—	(15,312)
Stock-based compensation	327	3	5,231	—	—	—	5,234
Stock options exercised	481	5	3,009	—	—	—	3,014
Taxes withheld on issuance of stock-based awards	—	—	(5,100)	—	—	—	(5,100)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,784)	—	—	(16,784)
Repurchase and cancellation of common stock	(1,302)	(13)	(14,811)	(25,603)	—	—	(40,427)
Distributions to noncontrolling interest	—	—	—	—	—	(823)	(823)
Cumulative translation adjustments	—	—	—	—	—	8	8
March 31, 2023	197,972	$1,980	$2,238,027	$(506,458)	$(44,842)	$(18,538)	$1,670,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$113,160	$63,144
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	59,580	56,710
Loss (gain) on disposal group and sale-leaseback transaction	(29,883)	12,965
Loss on Argentina Blue Chip Swap transaction	4,092	—
Stock-based compensation	6,173	5,234
Provision for inventory obsolescence and write-downs	2,621	9,966
Deferred income taxes	(12,903)	(8,441)
Loss (gain) on disposal of fixed assets	1,107	(534)
Amortization of deferred loan costs and accretion of discount	1,059	1,014
Other	1,863	1,512
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	62,915	62,673
Inventories	(39,873)	(63,139)
Leased assets	(4,254)	(9,830)
Other assets	(602)	1,472
Accounts payable	68,248	40,708
Other liabilities	(59,795)	(81,076)
Net cash flows provided by operating activities	173,508	92,378

Cash flows from investing activities:
Capital expenditures	(31,912)	(26,530)
Proceeds from sale of fixed assets	2,390	3,505
Proceeds from sale-leaseback transaction	44,292	—
Purchase of investments	(17,162)	—
Sale of investments	13,070	—
Acquisitions, net of cash acquired	(21,472)	—
Net cash used for investing activities	(10,794)	(23,025)

Cash flows from financing activities:
Repayment of long-term debt	(1,551)	(26,563)
Repurchases of common stock	(49,399)	(40,428)
Dividends paid	(16,247)	(15,011)
Payments related to taxes withheld on stock-based compensation	(11,821)	(5,100)
Proceeds expected to be remitted under the Accounts Receivable Facility	17,083	15,774
Other	(2,158)	221
Net cash used for financing activities	(64,093)	(71,107)

Effect of exchange rate changes on cash and cash equivalents	(1,161)	(437)

Net increase (decrease) in cash and cash equivalents	97,460	(2,191)
Cash and cash equivalents at beginning of period	288,557	250,187
Cash and cash equivalents at end of period	$386,017	$247,996

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

Merger Agreement

On April 2, 2024, ChampionX entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Schlumberger Limited, a Curaçao corporation (“SLB”), Sodium Holdco, Inc., a Delaware corporation and indirect wholly owned subsidiary of SLB, (“Holdco”), and Sodium Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of SLB and Holdco (“Merger Sub”), pursuant to which, and subject to the terms and conditions therein, Merger Sub will be merged with and into ChampionX (the “Merger”, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with ChampionX surviving the Merger as an indirect wholly owned subsidiary of SLB.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and by virtue of the Merger, each share of common stock, par value $0.01 per share, of ChampionX issued and outstanding immediately prior to the Effective Time (other than any shares of ChampionX common stock held in the treasury of ChampionX or held by SLB, Holdco or any direct or indirect wholly owned subsidiary of SLB, in each case except for any such shares held on behalf of third parties) will be converted, without any action on the part of the holder thereof, into the right to receive 0.735 shares of common stock, par value $0.01 per share, of SLB (“SLB Common Stock”), which shares will be duly authorized and validly issued in accordance with applicable laws (the “Equity Consideration”) and, if applicable, cash in lieu of fractional shares.

The Merger Agreement contains certain termination rights for each of ChampionX and SLB. Upon termination of the Merger Agreement under specified circumstances, including the termination by SLB prior to receipt of approval by ChampionX stockholders if the Board fails to recommend the adoption of the Merger Agreement, changes its recommendation, approves an alternative proposal, fails to include its recommendation in the Form S-4 or takes certain other actions as set forth in the Merger Agreement, subject in each case to certain exceptions, or the consummation of a competing acquisition proposal within 12 months of the termination of the Merger Agreement for certain specified reasons, ChampionX would be required to pay SLB a termination fee of $265.4 million.

Upon termination of the Merger Agreement under specified circumstances, including the termination by either party if certain Mutual Legal Restraints exist, specified regulatory approvals have not been obtained or if the consummation of the Merger does not occur on or prior to April 2, 2025 (subject to an automatic extension to October 2, 2025 under specified circumstances) and, subject to certain exceptions, parties will have satisfied conditions to the merger or by SLB under specified circumstances, SLB would be required to pay ChampionX a termination fee of $326.6 million.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ChampionX have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from our estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments unless otherwise specified) necessary for a fair statement of our financial condition and results of operations as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2024.

Significant Accounting Policies

Please refer to “Note 1–Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for the discussion of our significant accounting policies.

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

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, “Improvements to Income Tax Disclosure” which requires a public business entity to disclose disaggregated information about the entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories. Separate disclosures will be required for any reconciling items that are equal to or greater than a specified quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

NOTE 2—SEGMENT INFORMATION

Our reporting segments are:

•Production Chemical Technologies—provides oil and natural gas production and midstream markets with solutions to manage and control corrosion, oil and water separation, flow assurance, sour gas treatment and a host of water-related issues.

•Production & Automation Technologies—designs, manufactures, markets and services a full range of artificial lift equipment, end-to-end digital automation solutions, as well as other production equipment and asset monitoring technologies. Production & Automation Technologies’ products are sold under a collection of brands including Harbison-Fischer, Norris, Alberta Oil Tool, Oil Lift Technology, PCS Ferguson, Pro-Rod, Upco, Unbridled ESP, Norriseal-Wellmark, Quartzdyne, Spirit, Theta, Timberline, Windrock and AL Perform.

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

Segment revenue and segment operating profit

	Three Months Ended March 31,
(in thousands)	2024	2023
Segment revenue:
Production Chemical Technologies	$590,108	$591,684
Production & Automation Technologies	252,614	251,548
Drilling Technologies	55,206	56,707
Reservoir Chemical Technologies	24,705	25,806
Corporate and other (1)	(492)	22,602
Total revenue	$922,141	$948,347

Segment operating profit (loss):
Production Chemical Technologies	$87,832	$66,314
Production & Automation Technologies	28,470	34,792
Drilling Technologies	44,402	11,887
Reservoir Chemical Technologies	3,746	1,987
Total segment operating profit	164,450	114,980
Corporate and other (1)	10,759	10,701
Interest expense, net	13,935	12,466
Income before income taxes	$139,756	$91,813
_______________________
(1)    Corporate and other includes costs not directly attributable or allocated to our reportable segments such as overhead and other costs pertaining to corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest. Additionally, the sales and expenses related to the Cross Supply and Product Transfer Agreement with Ecolab, Inc. (“Ecolab”) were included within Corporate and other from June 3, 2020, the date of the merger in which we acquired the Chemical Technologies business, through June 30, 2023. Beginning, July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.

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

Revenue disaggregated by geography was as follows:

	Three Months Ended March 31, 2024
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$242,484	$195,667	$43,620	$13,845	$—	$495,616
Latin America	122,313	4,325	97	3,284	—	130,019
Middle East & Africa	79,367	14,662	2,248	5,563	(492)	101,348
Canada	77,880	18,315	4,323	514	—	101,032
Europe	47,653	4,939	4,387	1,137	—	58,116
Asia-Pacific	15,325	2,339	531	362	—	18,557
Australia	5,086	12,367	—	—	—	17,453
Other	—	—	—	—	—	—
Total revenue	$590,108	$252,614	$55,206	$24,705	$(492)	$922,141

	Three Months Ended March 31, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$241,761	$192,541	$42,960	$12,573	$13,590	$503,425
Latin America	124,471	4,688	—	3,968	967	134,094
Middle East & Africa	76,987	15,421	2,481	6,737	(385)	101,241
Canada	74,164	20,537	3,767	418	11	98,897
Europe	49,803	4,959	6,160	368	2,631	63,921
Asia-Pacific	9,219	2,078	1,337	1,179	5,788	19,601
Australia	5,949	11,324	—	—	—	17,273
Other	9,330	—	2	563	—	9,895
Total revenue	$591,684	$251,548	$56,707	$25,806	$22,602	$948,347
______________________
(1)    The sales related to the Cross Supply and Product Transfer Agreement with Ecolab were included within Corporate and other from June 3, 2020 through June 30, 2023. Beginning July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Contract assets	$—	$—
Contract liabilities - current	$24,360	$27,406

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	March 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$585,014	$444,704	$140,310	$583,326	$438,181	$145,145
Unpatented technologies	149,960	79,943	70,017	142,760	75,224	67,536
Trademarks	60,156	40,367	19,789	59,862	39,564	20,298
Patents	35,588	30,045	5,543	36,438	30,664	5,774
	830,718	595,059	235,659	822,386	583,633	238,753
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$835,518	$595,059	$240,459	$827,186	$583,633	$243,553

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2023	$356,558	$211,370	$101,136	$—	$669,064
Acquisitions (1)	—	13,285	—	—	13,285
Foreign currency translation	(2,478)	(167)	—	—	(2,645)
March 31, 2024	$354,080	$224,488	$101,136	$—	$679,704
______________________
(1)    See Note 10—Acquisitions and Divestitures for additional information related to the acquisitions completed during the first quarter of 2024.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

NOTE 5—DEBT

Long-term debt consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
2022 Revolving Credit Facility	$—	$—
2022 Term Loan Facility	617,211	618,762
Total	617,211	618,762
Net unamortized discounts and issuance costs	(17,433)	(18,276)
Total long-term debt	599,778	600,486
Current portion of long-term debt (1)	(6,203)	(6,203)
Long-term debt, less current portion	$593,575	$594,283
_______________________
(1) Includes the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of March 31, 2024.

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the prior credit agreement. The Restated Credit Agreement provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” and, together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. The initial amount drawn under the 2022 Revolving Credit Facility has been repaid. As of March 31, 2024, we had no amounts outstanding under the 2022 Revolving Credit Facility.

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which began on December 30, 2022. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of March 31, 2024.

On September 29, 2023, we amended the Restated Credit Agreement to, among other things, reprice the Company’s $620.3 million of existing term loans under the 2022 Term Loan Facility, in connection with which new term loans in the same amount were issued. The new term loans bear interest at a per annum rate of (i) an adjusted SOFR Rate plus 2.75% per annum or (ii) a base rate plus 1.75%. The new term loans may be prepaid at any time without penalty, subject to the payment of customary breakage costs in the case of the SOFR rate loans.

On June 29, 2022, the Company executed a five-year amortizing floating-to-fixed interest rate swap to hedge our exposure to increases in variable interest rates on the 2022 Term Loan Facility. This interest rate swap agreement is based on a $300.0 million notional amount for the first three years, reducing to $150.0 million for years four and five. See Note 11—Fair Value Measurements and Note 12—Derivatives and Hedging Transactions for additional information on interest rate swaps.

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

As of March 31, 2024 and December 31, 2023, we had $74.0 million and $70.7 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 8 locations, the majority of which are in the United States (“U.S.”). Environmental liabilities have been accrued to reflect our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of March 31, 2024 and December 31, 2023, environmental liability accruals related to these locations were $5.8 million and $5.9 million, respectively.

Prior to the commencement of our operations as an independent publicly traded company in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma. Initial remedial efforts were undertaken at the time of discovery of the contamination and we have since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”). As part of the ongoing long-term remediation process, we contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of March 31, 2024.

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after an explosion and fire, resulting in a massive oil spill. Certain entities that are now subsidiaries of ChampionX as a result of the acquisition of the Chemical Technologies business in 2020 (collectively the “COREXIT Defendants”) supplied COREXIT™ 9500, an oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule, which was used in the response to the spill. In connection with the provision of COREXIT™ 9500, the COREXIT Defendants were named in several lawsuits. Cases arising out of the Deepwater Horizon accident were administratively transferred and consolidated for pre-trial purposes under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 in the United States District Court in the Eastern District of Louisiana (E.D. La.) (“MDL 2179”). Claims related to the response to the oil spill were consolidated in a master complaint captioned the “B3 Master Complaint.” In 2011, Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) named the COREXIT Defendants and other unaffiliated companies as first party defendants (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against the COREXIT Defendants and other unaffiliated cross defendants. In April and June 2011, in support of its defense of the claims against it, the COREXIT Defendants filed counterclaims against the Cross Claimants. On May 18, 2012, the COREXIT Defendants filed a motion for summary judgment as to the claims in the B3 Master Complaint. On November 28, 2012, the Court granted the COREXIT Defendants’ motion and dismissed with prejudice the claims in the B3 Master Complaint asserted against the COREXIT Defendants. In February 2024, the remaining claims against other defendants in the one pending “B3” case that had asserted claims against the COREXIT Defendants were dismissed and a final judgment was entered. The deadline for that plaintiff to appeal any rulings in that case, including the MDL 2179 Court’s order granting Nalco’s motion for summary judgment, expired on March 11, 2024.

The Company intends to vigorously defend these lawsuits and also believes that it has rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement it might have in these matters in the future, or the potential for future litigation.

NOTE 7—RESTRUCTURING EXPENSE

We approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions during prior periods, which we expect to be completed during 2024. We recognized income of $0.4 million during the three months ended March 31, 2024 to reflect the adjustments for differences in actual costs compared to accruals as we were able to mitigate certain expenses under a previous restructuring plan. We recognized charges of $2.2 million during the three months ended March 31, 2023.

The following table presents the restructuring expense by segment as classified in our condensed consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2024	2023
Segment restructuring expense (income):
Production Chemical Technologies	$(355)	$1,144
Production & Automation Technologies	—	785
Drilling Technologies	—	—
Reservoir Chemical Technologies	—	396
Corporate and other	—	(95)
Total	$(355)	$2,230

Statements of Income classification:
Cost of goods and services	$—	$1,531
Selling, general and administrative expense	(355)	699
Total	$(355)	$2,230

Our liability balance for restructuring expense at March 31, 2024 reflects contract termination costs, employee severance and related benefits initiated during prior periods.

The following table details our restructuring accrual activities during the three months ended March 31, 2024:

(in thousands)	Restructuring Accrual Balance
December 31, 2023	$13,974
Restructuring charges	(355)
Payments	(386)
March 31, 2024	$13,233

NOTE 8—STOCKHOLDERS' EQUITY

Dividends

On January 31, 2024, our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock and declared our next quarterly cash dividend payable on April 26, 2024, to shareholders of record on April 5, 2024. As a result, we recorded a dividend payable of $18.8 million on our condensed consolidated balance sheet as of March 31, 2024. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock which was increased by our Board to $750 million on October 24, 2022. On January 31, 2024, our Board authorized a further increase in the aggregate value of shares that may be repurchased under the share repurchase program to $1.5 billion. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During the three months ended March 31, 2024, we repurchased and cancelled 1,611,055 shares of common stock for a total of $49.4 million, including commissions and excise tax. During the three months ended March 31, 2023, we repurchased and cancelled 1,302,499 shares of common stock for a total of $40.4 million, including commissions and excise tax.

NOTE 9—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income attributable to ChampionX	$112,923	$63,532

Weighted-average number of shares outstanding	190,803	198,286
Dilutive effect of stock-based compensation	3,161	4,154
Total shares and dilutive securities	193,964	202,440

Earnings per share attributable to ChampionX:
Basic	$0.59	$0.32
Diluted	$0.58	$0.31

For all periods presented, the computation of diluted earnings per share excludes awards with an anti-dilutive impact. For the three months ended March 31, 2024 and March 31, 2023, the diluted shares include the dilutive impact of equity awards except for approximately 0.5 million and 0.6 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

NOTE 10—ACQUISITIONS, DIVESTITURES AND SALE LEASEBACK

Acquisitions

OTS Consulting Services LLP (OTS)

On January 5, 2024 we completed an agreement with OTS Consulting Services LLP (“OTS”), a privately held engineering services company based in Pune, India, to acquire the assets and liabilities relating solely to the services performed by OTS for us prior to the acquisition. OTS specializes in digital transformation and advanced IT solutions. The acquired assets and liabilities are included in our Production & Automation Technologies segment. Under the terms of the agreement, we paid an initial amount of $8.4 million. As part of our purchase price allocation, we recorded goodwill of $6.4 million. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

Artificial Lift Performance Limited (ALP)

On February 26, 2024, we acquired Artificial Lift Performance Limited (“ALP”), a provider of advanced analytics solutions for enhancing oil and gas production performance based in Edinburgh, Scotland. These assets and liabilities have been included in our Production & Automation Technologies segment. Under the terms of the agreements, we paid an initial amount of $13.1 million, with an additional $1.7 million payable on the first anniversary of the closing date, and a maximum earn out potential of $3.0 million over the next two years. As part of our purchase price allocation, we recorded definite-lived intangible assets of $10.4 million which consists of assumed software, trademarks and customer relationships. In addition we recorded $6.9 million of goodwill. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

RMSpumptools Limited (RMS)

On March 21, 2024, we entered into an agreement to acquire RMSpumptools Limited, a UK-based company that designs and manufactures highly engineered mechanical and electrical solutions for complex artificial lift applications. Under the terms of the agreement, the net purchase price is approximately $110 million at the current exchange rate inclusive of net working capital adjustments. The closing of the transaction is conditioned on, among other things, the receipt of certain customary regulatory approvals and the seller’s shareholders’ approval, and is expected to occur towards the end of second quarter or beginning of the third quarter of 2024.

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

We assess the fair value of the CT Russia Business (less any costs to sell) each reporting period that it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. During the first quarter of 2023, we assessed the fair value less cost to sell the business to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023, which is reflected in loss (gain) on disposal group and sale-leaseback transaction within our condensed consolidated statements of income. There were no charges in the three month period ended March 31, 2024.

Sale Leaseback

Orem, Utah

On March 29, 2024, we entered into a sale-leaseback agreement with an unrelated party involving three buildings in Orem, Utah. Under the arrangement, the property (land and buildings) with a net book value of $14.1 million was sold for $45.5 million and leased back under a twenty year lease agreement. We received cash of $44.3 million, net of closing costs and other fees related to the sale of the property. The lease provides for annual base payments of $3.3 million and expires in March 2044 with an option to extend the term of the lease for one additional seven-year period. The transaction qualifies as a sale leaseback, and as a result, we recorded a $29.9 million net gain on sale. Additionally, we established a $37.7 million right of use asset and $37.7 million operating lease liability.

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
Level 3- Inputs are unobservable inputs for which there is little or no market data available.
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
(in thousands)	Measurement Level	March 31, 2024	December 31, 2023
Assets
Foreign currency forward contracts	Level 2	$2,320	$6,231
Interest rate swaps	Level 2	8,094	5,599
Total		$10,414	$11,830

Liabilities
Foreign currency forward contracts	Level 2	$1,639	$5,354
Interest rate swaps	Level 2	—	—
Total		$1,639	$5,354

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and is classified within Level 2. The primary inputs into the valuation of interest rate swaps are interest yield curves, interest rate volatility, and credit spreads. Our interest rate swaps are classified within Level 2 of the fair value hierarchy, as these significant inputs are corroborated by observable market data. For purposes of fair value disclosure above, derivative values are presented gross. See Note 12—Derivatives and Hedging Transactions for further discussion of gross versus net presentation of the Company’s derivatives.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximate their fair value due to their short-term nature.

The fair value of our term loan facility is based on Level 2 quoted market prices for the same or similar debt instruments. The fair value of the revolving line of credit approximates carrying value due to the variable interest rates charged on the borrowings, which reprice frequently (Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$—	$—	$—	$—
2022 Term Loan Facility	$617,211	$621,069	$618,762	$623,402

NOTE 12—DERIVATIVES AND HEDGING TRANSACTIONS

The Company uses foreign currency forward contracts to manage risks associated with foreign currency exchange rates. The Company also utilizes floating-to-fixed interest rate swap agreements as cash flow hedges on certain debt to mitigate interest rate risk. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. Derivative contracts are recorded as assets and liabilities on the balance sheet at fair value. We evaluated the interest rate swap hedge effectiveness and determined it to be perfectly effective. We evaluate foreign currency forward contracts’ hedge effectiveness at contract inception and thereafter on a quarterly basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Changes in fair value attributable to changes in spot exchange rates for derivative contracts that have been designated as cash flow hedges are recognized in accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period the hedged transaction affects earnings and are presented in the same income statement line as the earnings effect of the hedged item. The Company accounts for the interest rate swap agreements as a cash flow hedge, thus the effective portion of gains and losses resulting from changes in fair value are recognized in AOCI and are amortized to interest expense over the term of the respective debt. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships.

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

	Derivative Assets		Derivative Liabilities
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Prepaid expenses and other current assets	$7,848	$11,004	$—	$—
Other non-current assets	2,566	826	—	—
Accrued expenses and other current liabilities	—	—	1,639	5,354
	$10,414	$11,830	$1,639	$5,354

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	March 31, 2024	December 31, 2023
Notional value of foreign currency forward contracts and interest rate swaps	$907,471	$892,711

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

Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Loss (gain) reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$(438)	$(957)
Interest expense	(1,714)	(937)
Loss on derivatives not designated as hedging instruments:
Other (income) expense, net	953	1,441
Total loss (gain) of derivative instruments	$(1,199)	$(453)

NOTE 13—INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$134,261	$137,402
Work in progress	18,835	16,915
Finished goods	473,981	445,437
	627,077	599,754
Inventory reserve	(30,169)	(29,081)
LIFO adjustments (1)	(53,684)	(49,124)
Inventories, net	$543,224	$521,549
_______________________
(1) Represents the amount by which the current cost of LIFO inventories exceeded their carrying value.

NOTE 14—ACCOUNTS RECEIVABLE FACILITIES

On June 28, 2022, we entered into an uncommitted accounts receivable purchase agreement (the “JPM Accounts Receivable Facility”) with JPMorgan Chase Bank, N.A. as the purchaser. The amount available for sale under the JPM Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the JPM Accounts Receivable Facility at any time.

Accounts receivable sold under the JPM Accounts Receivable were $174.2 million for the three months ended March 31, 2024. The accounts receivables sold that remained outstanding under the JPM Accounts Receivable Facility as of March 31, 2024 was $112.9 million. During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $1.9 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

On March 28, 2024, we entered into an uncommitted accounts receivable purchase agreement (the “HSBC Accounts Receivable Facility” and, together with the JPM Accounts Receivable Facility, the “Accounts Receivable Facilities”) with HSBC Bank USA, National Association, as the purchaser. The amount available for sale under the HSBC Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of CAD $40.0 million or approximately $30.0 million in receivables may be sold and remain unpaid under the HSBC Accounts Receivable Facility at any time. As of March 31, 2024 no accounts receivable related to the HSBC agreement have been sold.

Transfers under the Accounts Receivable Facilities are accounted for as sales of receivables, resulting in the receivables being derecognized from our condensed consolidated balance sheet. The purchaser assumes the credit risk at the time of sale and has the right at any time to assign or transfer (including as a participation interest) any of its rights under the purchased receivables to another bank or financial institution.

NOTE 15—SUPPLY CHAIN FINANCE

We use a supply chain finance program in connection with the purchase of goods, which allows our suppliers to work directly with a third party to provide financing by purchasing their receivables earlier in the payment cycle. We maintain the same contractually agreed upon invoice terms prior to each supplier entering into the program. As of March 31, 2024, we had approximately $37.9 million outstanding under the program, which is included in accounts payable on our condensed consolidated balance sheet.

NOTE 16—CASH FLOW INFORMATION

Leased Asset Program

Our electrical submersible pumping leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the three months ended March 31, 2024 and 2023, we transferred $29.5 million and $28.4 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

Argentina Blue Chip Swap

The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps, effectively results in the use of a parallel U.S. dollar exchange rate to convert available Argentine pesos to U.S. dollars. This parallel rate, which cannot be used as the basis to remeasure our net monetary assets in U.S. dollars under GAAP, was 31% higher than Argentina's official exchange rate at the transaction date. During the three months ended March 31, 2024, we entered into a Blue Chip Swap transaction, which resulted in a $4.1 million pre-tax loss on investment, reflected in other expense (income), net, within our condensed consolidated statements of income.

NOTE 17—SUBSEQUENT EVENTS

On April 2, 2024, ChampionX entered into the Merger Agreement with SLB, Holdco, and Merger Sub, pursuant to which, and subject to the terms and conditions therein, Merger Sub will be merged with and into ChampionX, with ChampionX surviving the Merger as an indirect wholly owned subsidiary of SLB.

Pursuant to the Merger Agreement, at the effective time of the Merger and by virtue of the Merger, each share of ChampionX common stock issued and outstanding immediately prior to the Effective Time (other than any shares of ChampionX common stock held in the treasury of ChampionX or held by SLB, Holdco or any direct or indirect wholly owned subsidiary of SLB, in each case except for any such shares held on behalf of third parties) will be converted, without any action on the part of the holder thereof, into the right to receive 0.735 shares of common stock of SLB, which shares will be duly authorized and validly issued in accordance with applicable laws and, if applicable, cash in lieu of fractional shares.

The Merger Agreement contains certain termination rights for each of ChampionX and SLB. Upon termination of the Merger Agreement under specified circumstances, including the termination by SLB prior to receipt of approval by ChampionX stockholders if the Board fails to recommend the adoption of the Merger Agreement, changes its recommendation, approves an alternative proposal, fails to include its recommendation in the Form S-4 or takes certain other actions as set forth in the Merger Agreement, subject in each case to certain exceptions, or the consummation of a competing acquisition proposal within 12 months of the termination of the Merger Agreement for certain specified reasons, ChampionX would be required to pay SLB a termination fee of $265.4 million.

Upon termination of the Merger Agreement under specified circumstances, including the termination by either party if certain Mutual Legal Restraints exist, specified regulatory approvals have not been obtained or if the consummation of the Merger does not occur on or prior to April 2, 2025 (subject to an automatic extension to October 2, 2025 under specified circumstances) and, subject to certain exceptions, parties will have satisfied conditions to the Merger or by SLB under specified circumstances, SLB would be required to pay ChampionX a termination fee of $326.6 million.

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

Market Conditions and Outlook

In recent years, oil prices have remained volatile due to various factors such as oil supply constraints, geopolitical instability, extended periods of inflation, and concerns of a global recession. During the third quarter of 2023, following four consecutive quarterly declines, oil prices began to increase due to short-term supply concerns. However, rig counts in the U.S. continued to decline from previous levels. During the first quarter of 2024, oil prices continued to increase as a result of heightened geopolitical risk related to the attacks targeting commercial ships transiting the Red Sea shipping channel and elevated tensions in the Middle East region. In addition, the recent extension of OPEC+ voluntary production cuts add to upward price pressure. According to the U.S. Energy Information Administration, global demand is expected to continue to increase, albeit moderately, through the remainder of the year. Limits on the pace of supply growth, coupled with the demand outlook support near term oil prices. The U.S. rig count, however, remained flat in the first quarter of 2024, and most U.S. public operators appear to be keeping activity and capital expenditure levels relatively flat in the short term.

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

Merger Agreement

On April 2, 2024, ChampionX entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Schlumberger Limited, a Curaçao corporation (“SLB”), Sodium Holdco, Inc., a Delaware corporation and indirect wholly owned subsidiary of SLB, (“Holdco”), and Sodium Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of SLB and Holdco (“Merger Sub”), pursuant to which, and subject to the terms and conditions therein, Merger Sub will be merged with and into ChampionX (the “Merger,” together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with ChampionX surviving the Merger as an indirect wholly owned subsidiary of SLB.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and by virtue of the Merger, each share of ChampionX common stock issued and outstanding immediately prior to the Effective Time (other than any shares of ChampionX common stock held in the treasury of ChampionX or held by SLB, Holdco or any direct or indirect wholly owned subsidiary of SLB, in each case except for any such shares held on behalf of third parties) will be converted, without any action on the part of the holder thereof, into the right to receive 0.735 shares of common stock, par value $0.01 per share, of SLB (“SLB Common Stock”), which shares will be duly authorized and validly issued in accordance with applicable laws (the “Equity Consideration”) and, if applicable, cash in lieu of fractional shares.

The parties’ obligations to consummate the Merger are subject to satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including, among others: (a) adoption by ChampionX stockholders of the Merger Agreement; (b) the receipt of approval for listing of shares of the SLB Common Stock as Equity Consideration on the New York Stock Exchange, subject to official notice of issuance; (c) the absence of certain legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions (“Mutual Legal Restraint”); (d) the expiration or termination of all waiting periods applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate before a certain date, the Transactions and the receipt of all clearances, consents and approvals under certain specified regulatory laws; (e) the effectiveness of the registration statement on Form S-4 to be filed with SLB in connection with the issuance of the Equity Consideration, which will include a proxy statement of ChampionX (the “Form S-4”); (f) with respect to SLB, (i) the absence of certain specified legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions, (ii) the absence of investigations of the Transaction under specified regulatory laws, (iii) the expiration of all waiting periods applicable under specified regulatory filings following SLB’s determination to submit such filings (“Specified Regulatory Filings”), (iv) receipt of all clearances, consents and approvals under the Specified Regulatory Filings and (v) the absence of certain other regulatory laws prohibiting or making illegal the consummation of the Transactions or otherwise as set forth in the Merger Agreement and (g) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations.

Additional information about the Merger is set forth in our Current Report on Form 8-K/A filed with the SEC on April 3, 2024.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	December 31,	Variance
(in thousands)	2024	2023	$
Revenue	$922,141	$943,555	$(21,414)
Cost of goods and services	622,937	661,337	(38,400)
Gross profit	299,204	282,218	16,986
Selling, general and administrative expense	172,414	147,415	24,999
Loss (gain) on disposal group and sale-leaseback transaction	(29,883)	—	(29,883)
Interest expense, net	13,935	13,808	127
Foreign currency transaction losses, net	55	14,651	(14,596)
Other expense (income), net	2,927	(7,584)	10,511
Income before income taxes	139,756	113,928	25,828
Provision for income taxes	26,596	35,771	(9,175)
Net income	113,160	78,157	35,003
Net income attributable to noncontrolling interest	237	959	(722)
Net income attributable to ChampionX	$112,923	$77,198	$35,725

Revenue. Revenue decreased $21.4 million, or 2%, sequentially, primarily due to the decrease in our Production Chemical Technologies segment.

Gross profit. Gross profit increased $17.0 million, or 6%, sequentially mainly due to improvements in our cost of goods sold and continued productivity gains.

Selling, general and administrative expense. Selling, general and administrative expense increased $25.0 million, or 17%, sequentially, primarily due to an increase in labor costs, general inflation and incremental project costs in the first quarter of 2024. The prior quarter reflected the settlement of an item pursuant to the tax matters agreement with Ecolab, Inc. (“Ecolab”).

Loss (gain) on disposal group and sale-leaseback transaction. During the three months ended March 31, 2024, we entered into a sale-leaseback transaction. We received cash of $44.3 million, net of closing costs and other fees related to the sale of the property. The lease provides for annual base payments of $3.3 million and expires in March 2044 with an option to extend the term of the lease for one additional seven-year period. The transaction qualifies as a sale leaseback, and as a result, we recorded a $29.9 million net gain on sale.

Foreign currency transaction losses, net. Foreign currency transaction losses, net decreased $14.6 million, sequentially, primarily due to the impact of foreign currency exchange transactions in Argentina. During the prior quarter, we recognized a $13.5 million loss due to the significant devaluation of the Argentine peso.

Other expense (income), net. Other expense, net was $2.9 million for the three months ended March 31, 2024, compared to other income, net of $7.6 million in the prior quarter. This change was partially due to fair value adjustments to contingent consideration on a prior acquisition. Additionally, during the three months ended March 31, 2024, we incurred a $4.1 million loss on the Argentina Blue Chip Swap transaction.

Provision for income taxes. Our provision for income taxes reflected effective tax rates (“ETR”) of 19.0% and 31.4% for the three months ended March 31, 2024 and December 31, 2023, respectively. The decrease to the ETR for the quarter ending March 31, 2024 was primarily driven by a discrete tax benefit of $6.3 million recorded as a result of stock compensation activity during the quarter.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	December 31,	Variance
(in thousands)	2024	2023	$
Segment revenue:
Production Chemical Technologies	$590,108	$634,137	$(44,029)
Production & Automation Technologies	252,614	241,294	11,320
Drilling Technologies	55,206	46,821	8,385
Reservoir Chemical Technologies	24,705	21,402	3,303
Corporate and other	(492)	(99)	(393)
Total revenue	$922,141	$943,555	$(21,414)

Segment operating profit (loss):
Production Chemical Technologies	$87,832	$102,179	$(14,347)
Production & Automation Technologies	28,470	22,110	6,360
Drilling Technologies	44,402	8,679	35,723
Reservoir Chemical Technologies	3,746	3,907	(161)
Total segment operating profit	164,450	136,875	27,575
Corporate expense and other(1)	10,759	9,139	1,620
Interest expense, net	13,935	13,808	127
Income before income taxes	$139,756	$113,928	$25,828

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue, including sales to Ecolab, that were previously included in Corporate and other decreased $44.0 million, or 7%, sequentially, mainly due to seasonal declines internationally.

Operating profit. Production Chemical Technologies operating profit decreased $14.3 million, or 14%, in the first quarter of 2024 compared to the prior quarter due to seasonal declines in revenue internationally, as mentioned above, and unfavorable product mix.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue increased $11.3 million, or 5%, in the first quarter of 2024 compared to the prior quarter primarily due to higher volumes in North America.

Operating profit. Production & Automation Technologies operating profit increased by $6.4 million, or 29%, in the first quarter of 2024 compared to the prior quarter due to higher volumes, favorable changes in product mix and productivity improvements.

Drilling Technologies

Revenue. Drilling Technologies revenue increased $8.4 million, or 18%, in the first quarter of 2024 compared to the prior quarter primarily due to increased customer activity.

Operating profit. Drilling Technologies operating profit increased $35.7 million, in the first quarter of 2024 compared to the prior quarter due to the $29.9 million gain on the sale leaseback of the U.S. Synthetic buildings and land, and improved processing costs.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue increased $3.3 million, or 15%, in the first quarter of 2024 compared to the prior quarter primarily due to higher volumes in the U.S.

Operating profit. Reservoir Chemical Technologies operating profit remained essentially flat due to one-time supply chain favorability during the fourth quarter of 2023.

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

At March 31, 2024, we had cash and cash equivalents of $386.0 million compared to $288.6 million at December 31, 2023, primarily for working capital and operational purposes. At March 31, 2024, we had total liquidity of $1.1 billion, comprised of $386.0 million of cash and cash equivalents and $669.5 million of available capacity under the 2022 Revolving Credit Facility (as defined below).

The Company maintains a restated credit agreement (the “Restated Credit Agreement”) that provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). On September 29, 2023, we amended the Restated Credit Agreement to, among other things, reprice the Company’s $620.3 million of existing term loans under the 2022 Term Loan Facility, in connection with which new term loans in the same amount were issued. The new term loans bear interest at a per annum rate of (i) an adjusted SOFR Rate plus 2.75% per annum or (ii) a base rate plus 1.75%. The new term loans may be prepaid at any time without penalty, subject to the payment of customary breakage costs in the case of the SOFR rate loans. All other material terms of the Senior Secured Credit Facility remain unchanged.

At March 31, 2024, we had a long-term debt balance of $593.6 million, net of the current portion of long-term debt of $6.2 million, consisting of the 2022 Term Loan Facility with a principal amount of $617.2 million.

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

On January 31, 2024, our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock. Our first quarter cash dividend of $0.095 per share was declared on January 31, 2024 and is payable on April 26, 2024 to shareholders of record on April 5, 2024. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by our Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a $250 million share repurchase program (“Share
Repurchase Program”) which was increased to $750 million by the Board on October 24, 2022. On January 31, 2024, our Board authorized a further increase in the aggregate value of shares that may be repurchased under the share repurchase program to $1.5 billion. Under the Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. During the three months ended March 31, 2024, we repurchased and cancelled 1,611,055 shares of common stock for a total of $49.4 million, including commissions and excise tax. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

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

Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash from operating activities	$173,508	$92,378
Cash used in investing activities	(10,794)	(23,025)
Cash used in financing activities	(64,093)	(71,107)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,161)	(437)
Net increase (decrease) in cash and cash equivalents and restricted cash	$97,460	$(2,191)

Operating Activities

Cash provided by operating activities during the three months ended March 31, 2024 was $173.5 million as compared to $92.4 million for the three months ended March 31, 2023. The change was primarily driven by the increase in net income of $50.0 million, partially offset by the use of cash for working capital items. Changes in working capital items generated cash of $26.6 million during the three months ended March 31, 2024 compared to cash used of $49.2 million during three months ended March 31, 2023. The change in working capital items primarily related to decreases in inventory purchases as compared to the prior year period.

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

Investing Activities

Cash used in investing activities was $10.8 million for the three months ended March 31, 2024, and was primarily comprised of capital expenditures of $31.9 million and acquisitions net of cash acquired of $21.5 million, partially offset by $46.7 million of cash proceeds from the sale of fixed assets.

Cash used in investing activities was $23.0 million for the three months ended March 31, 2023, and was primarily comprised of capital expenditures of $26.5 million, partially offset by $3.5 million of cash proceeds from the sale of fixed assets.

Financing Activities

Cash used in financing activities of $64.1 million for the three months ended March 31, 2024 was primarily the result of repurchases of our common stock of $49.4 million, dividends paid of $16.2 million, net repayments totaling $1.6 million on long-term debt and payments related to taxes withheld on stock-based compensation of $11.8 million. This was partially offset by $17.1 million of proceeds expected to be remitted under the Accounts Receivable Facility (as defined below).

Cash used in financing activities of $71.1 million for the three months ended March 31, 2023 was primarily the result of repurchases of our common stock of $40.4 million, net repayments totaling $26.6 million on long-term debt, dividends paid of $15.0 million and payments related to taxes withheld on stock-based compensation of $5.1 million. This was partially offset by $15.8 million of proceeds expected to be remitted under the Accounts Receivable Facility.

Revolving Credit Facility

A summary of the 2022 Revolving Credit Facility at March 31, 2024 was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$—	$30.5	$669.5	June 2027

Additionally, we have letters of credit outside of the 2022 Revolving Credit Facility totaling approximately $2.1 million. As of March 31, 2024, we were in compliance with all restrictive covenants under the 2022 Revolving Credit Facility.

Accounts Receivable Facilities

On June 28, 2022, we entered into an uncommitted accounts receivable purchase agreement (the “JPM Accounts Receivable Facility”) with JPMorgan Chase Bank, N.A. as the purchaser. The amount available for sale under the JPM Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the JPM Accounts Receivable Facility at any time.

Accounts receivable sold under the JPM Accounts Receivable were $174.2 million for the three months ended March 31, 2024. The accounts receivables sold that remained outstanding under the JPM Accounts Receivable Facility as of March 31, 2024 was $112.9 million. During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $1.9 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

On March 28, 2024, we entered into an uncommitted accounts receivable purchase agreement (the “HSBC Accounts Receivable Facility” and, together with the JPM Accounts Receivable Facility, the “Accounts Receivable Facilities”) with HSBC Bank USA, National Association, as the purchaser. The amount available for sale under the HSBC Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of CAD $40.0 million or approximately $30.0 million in receivables may be sold and remain unpaid under the HSBC Accounts Receivable Facility at any time. As of March 31, 2024 no accounts receivable related to the HSBC agreement have been sold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposure to market risk has not materially changed since December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have not been material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

The Merger is subject to a number of conditions to the obligations of both ChampionX and SLB to complete the Merger, including approval by ChampionX stockholders and regulatory clearance, which may impose unacceptable conditions or could delay completion of the Merger or result in termination of the Merger Agreement.

On April 2, 2024, ChampionX entered into the Merger Agreement whereby SLB will acquire ChampionX in an all-equity transaction pursuant to the Merger. The respective obligations of each of ChampionX and SLB to consummate the Merger are subject to the satisfaction at or prior to the closing of numerous conditions, including, among other things, (a) adoption by ChampionX stockholders of the Merger Agreement; (b) the receipt of approval for listing of shares of the SLB Common Stock as Equity Consideration on the New York Stock Exchange, subject to official notice of issuance; (c) the absence of certain legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions; (d) the expiration or termination of the waiting period (and any extension of such period) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate before a certain date, the Transactions and the receipt of all clearances, consents and approvals under certain specified regulatory laws; (e) the effectiveness of the registration statement on Form S-4 to be filed with SLB in connection with the issuance of the Equity Consideration, which will include a proxy statement of ChampionX; (f) with respect to SLB, (i) the absence of certain specified legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions, (ii) the absence of investigations of the Transaction under specified regulatory laws, (iii) the expiration of all waiting periods applicable under specified regulatory filings following SLB’s determination to submit such filings (“Specified Regulatory Filings”), (iv) receipt of all clearances, consents and approvals under the Specified Regulatory Filings and (v) the absence of certain other regulatory laws prohibiting or making illegal the consummation of the Transactions or otherwise as set forth in the Merger Agreement and (g) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations. Many of the conditions to the completion of the Merger are not within ChampionX’s or SLB’s control, and ChampionX cannot predict when, or if, these conditions will be satisfied. Furthermore, the requirement for obtaining regulatory clearances could delay the completion of the Merger for a significant period of time or prevent it from occurring. Regulators may seek to enjoin the completion of the Merger or require the parties to license, or hold separate, assets or terminate existing relationships and contractual rights, which could be in excess of the contractual requirements for remedies, or which could prevent certain of the anticipated benefits of the Merger from being achieved in a timely manner or at all.

Failure to complete the Merger could negatively impact the price of our stock and have a material adverse effect on our results of operations, cash flows and financial position.

If the Merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory and stockholder approvals, our ongoing business may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative stock price impacts;
•we may experience negative reactions from commercial and business partners; and
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, and printing fees.

In addition, if the Merger Agreement is terminated under certain circumstances specified therein, we may be required to pay SLB a termination fee of approximately $265.4 million.

If the Merger is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position, and the price of our publicly-traded stock.

The announcement and pendency of the Merger may adversely affect our business, financial results and operations.

Whether or not the Merger is completed, its announcement and pendency could cause disruptions to our business, including:

•uncertainties associated with the Merger may cause us to lose management personnel and other key employees, which could adversely affect our future business and operations following the Merger;
•our business relationships may be subject to disruption due to uncertainty associated with the Merger, which could have a material adverse effect on our results of operations, cash flows, and financial position;
•matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which may result in the distraction of our management from ongoing business operations and pursuing other opportunities that could be beneficial to us; and
•the Merger Agreement places certain restrictions on how we conduct our operations, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued.

SLB may fail to realize the anticipated benefits of the Merger and may fail to successfully integrate the businesses and operations of the parties in the expected time frame.

The success of the Merger, and the value that ChampionX stockholders who receive SLB Common Stock following the Merger will realize, depends on, among other things, the successful combination of ChampionX’s and SLB’s businesses in a manner that realizes anticipated synergies and benefits and meets or exceeds the forecasted stand-alone cost savings anticipated by the combined business. If the combined business is not able to successfully achieve these synergies, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. If the transaction closes, it is possible that the integration process could result in the loss of key ChampionX employees or key SLB employees, the loss of customers, providers, vendors, or business partners, the disruption of either or both parties’ ongoing businesses, inconsistencies in standards, controls, procedures, and policies, potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with and following completion of the Merger, or higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

In addition, at times the attention of certain members of our management team and resources may be focused on the completion of the Merger and planning the anticipated integration, and diverted from day-to-day business operations or other opportunities that may have been beneficial to ChampionX, which may disrupt our ongoing business and the operations of the combined business.

We may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Merger and/or result in substantial costs.

Lawsuits related to the Merger may be filed against us, SLB, and our respective affiliates, directors and officers. If dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger and/or result in substantial costs to us.

The Merger Agreement contains provisions that could discourage or deter a potential competing offer to acquire our common stock.

We are not permitted to solicit proposals for certain alternative business combination transactions and, subject to certain exceptions, we are not permitted to engage in discussions or negotiations regarding an alternative business combination transaction. We also are required to hold a meeting of ChampionX stockholders to vote on the adoption of the Merger Agreement, even in circumstances where the Board changes its recommendation in support of the Merger. In addition, in certain circumstances if the Merger Agreement is terminated, we may be required to pay a termination fee. Such restrictions could discourage or deter a third party, that may be willing to pay more than SLB for our outstanding common stock, from considering or proposing such an acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of our common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1-31, 2024	—	$—	—	$1,045,544,865
February 1-28, 2024	1,395,031	$30.11	1,395,031	$1,003,545,259
March 1-31, 2024	216,024	$31.80	216,024	$996,675,090
Total	1,611,055	$30.33	1,611,055
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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (“Rhum”) totaling $0.3 million during the period from January 1, 2024 to March 31, 2024. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Terms	Date Terminated
Antoine Marcos, Vice President, Corporate Controller and Chief Accounting Officer	March 6, 2024	Rule 10b5-1 Trading Arrangement	Up to 7,580 shares to be sold	December 4, 2024	N/A	N/A
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
2.1†	Agreement and Plan of Merger, dated as of April 2, 2024, by and among ChampionX Corporation, Sodium Holdco, Inc., Schlumberger Limited and Sodium Merger Sub, Inc.	8-K/A	2.1	April 3, 2024
3.1	Second Amended and Restated Certificate of Incorporation of the Company	8-K	3.1	May 11, 2023
3.2	Amended and Restated By-Laws of the Company	8-K	3.2	May 11, 2023
10.1††	ChampionX Corporation Amended and Restated Senior Executive Change-in-Control Severance Plan	8-K	10.1	February 21, 2024
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the Securities and Exchange Commission.
†† Denotes management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	April 25, 2024