Form 10-Q
period 2024-06-30
ChampionX Corp
filed 2024-07-25
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
or
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

The registrant had 190.5 million shares of common stock, $0.01 par value, outstanding as of July 18, 2024.

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

All of our forward-looking statements involve risks, uncertainties and assumptions (some of which are significant or beyond our control) that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements are those set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, and include the following:

•The impact of the Merger Agreement (as defined below), including the disruption of management’s attention from ongoing operations, an inability to complete the Merger (as defined below) due to failure to obtain required regulatory approvals or satisfy other closing conditions, the risk that if the Merger is not completed, the market price of our common stock could decline, the risk that we may not be able to retain key personnel, the impact on our relationships with our customers and suppliers, the impact on our operations, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require us to pay a termination fee to SLB (as defined below);
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue:
Product revenue	$763,212	$813,416	$1,571,039	$1,646,439
Service revenue	103,881	88,645	191,060	181,890
Lease and other revenue	26,179	24,539	53,314	46,618
Total revenue	893,272	926,600	1,815,413	1,874,947
Cost of goods and services	613,426	644,394	1,236,363	1,309,386
Gross profit	279,846	282,206	579,050	565,561
Costs and expenses:
Selling, general and administrative expense	182,995	162,484	355,409	323,300
(Gain) loss on sale-leaseback transaction and disposal group	—	—	(29,883)	12,965
Interest expense, net	15,421	14,544	29,356	27,010
Foreign currency transaction losses (gains), net	(2,767)	4,439	(2,712)	13,691
Other expense (income), net	938	(7,543)	3,865	(11,500)
Income before income taxes	83,259	108,282	223,015	200,095
Provision for income taxes	27,868	11,656	54,464	40,325
Net income	55,391	96,626	168,551	159,770
Net income attributable to noncontrolling interest	2,822	829	3,059	441
Net income attributable to ChampionX	$52,569	$95,797	$165,492	$159,329

Earnings per share attributable to ChampionX:
Basic	$0.28	$0.49	$0.87	$0.81
Diluted	$0.27	$0.48	$0.85	$0.79
Weighted-average shares outstanding:
Basic	190,426	197,034	190,615	197,657
Diluted	193,257	200,735	193,740	201,694

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$55,391	$96,626	$168,551	$159,770
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,460)	9,020	(17,538)	(1,656)
Cash flow hedges	579	231	3,709	(4,458)
Defined pension and other post-retirement benefits adjustments, net	240	(102)	203	(49)
Other comprehensive income (loss)	(6,641)	9,149	(13,626)	(6,163)
Comprehensive income	48,750	105,775	154,925	153,607
Less: Comprehensive income attributable to noncontrolling interest	2,822	829	3,059	441
Comprehensive income attributable to ChampionX	$45,928	$104,946	$151,866	$153,166

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$393,297	$288,557
Receivables, net of allowances of $5,540 in 2024 and $5,734 in 2023	441,401	534,534
Inventories, net	538,999	521,549
Assets held for sale	15,192	15,565
Prepaid expenses and other current assets	56,297	65,212
Total current assets	1,445,186	1,425,417
Property, plant, and equipment, net of accumulated depreciation of $806,304 in 2024 and $781,367 in 2023	752,553	773,552
Goodwill	684,567	669,064
Intangible assets, net	229,562	243,553
Operating lease right-of-use assets	107,329	69,561
Other non-current assets	70,143	60,555
Total assets	$3,289,340	$3,241,702
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,203	$6,203
Accounts payable	484,472	451,680
Accrued compensation and employee benefits	76,560	109,626
Current portion of operating lease liabilities	21,924	23,292
Accrued distributor fees	11	56,443
Accrued expenses and other current liabilities	138,535	135,505
Total current liabilities	727,705	782,749
Long-term debt	592,868	594,283
Deferred income taxes	62,101	71,497
Operating lease liabilities	81,951	41,975
Other long-term liabilities	95,482	90,167
Total liabilities	1,560,107	1,580,671
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 190.5 million shares and 191.3 million shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,905	1,913
Capital in excess of par value of common stock	2,150,847	2,166,911
Accumulated deficit	(357,445)	(455,676)
Accumulated other comprehensive loss	(50,152)	(36,526)
ChampionX stockholders’ equity	1,745,155	1,676,622
Noncontrolling interest	(15,922)	(15,591)
Total equity	1,729,233	1,661,031
Total liabilities and equity	$3,289,340	$3,241,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2023	191,135	$1,913	$2,166,911	$(455,676)	$(36,526)	$(15,591)	$1,661,031
Net income	—	—	—	112,923	—	237	113,160
Other comprehensive loss	—	—	—	—	(6,985)	—	(6,985)
Stock-based compensation	677	7	6,166	—	—	—	6,173
Stock options exercised	168	2	915	—	—	—	917
Taxes withheld on issuance of stock-based awards	—	—	(11,821)	—	—	—	(11,821)
Dividends declared to common stockholders ($0.095 per share)	—	—	—	(17,967)	—	—	(17,967)
Repurchase and cancellation of common stock	(1,611)	(18)	(18,288)	(31,093)	—	—	(49,399)
Distributions to noncontrolling interest	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	65	65
March 31, 2024	190,369	$1,904	$2,143,883	$(391,813)	$(43,511)	$(15,289)	$1,695,174
Net income	—	—	—	52,569	—	2,822	55,391
Other comprehensive loss	—	—	—	—	(6,641)	—	(6,641)
Stock-based compensation	9	—	6,505	—	—	—	6,505
Stock options exercised	81	1	595	—	—	—	596
Taxes withheld on issuance of stock-based awards	—	—	(136)	—	—	—	(136)
Dividends declared to common stockholders ($0.095 per share)	—	—	—	(18,201)	—	—	(18,201)
Repurchase and cancellation of common stock	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	(38)	(38)
Distributions to noncontrolling interest	—	—	—	—	—	(3,417)	(3,417)
June 30, 2024	190,459	$1,905	$2,150,847	$(357,445)	$(50,152)	$(15,922)	$1,729,233

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2022	198,466	$1,985	$2,249,698	$(527,603)	$(29,530)	$(17,335)	$1,677,215
Net income	—	—	—	63,532	—	(388)	63,144
Other comprehensive loss	—	—	—	—	(15,312)	—	(15,312)
Stock-based compensation	327	3	5,231	—	—	—	5,234
Stock options exercised	481	5	3,009	—	—	—	3,014
Taxes withheld on issuance of stock-based awards	—	—	(5,100)	—	—	—	(5,100)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,784)	—	—	(16,784)
Repurchase and cancellation of common stock	(1,302)	(13)	(14,811)	(25,603)	—	—	(40,427)
Distributions to noncontrolling interest	—	—	—	—	—	(823)	(823)
Cumulative translation adjustments	—	—	—	—	—	8	8
March 31, 2023	197,972	$1,980	$2,238,027	$(506,458)	$(44,842)	$(18,538)	$1,670,169
Net income	—	—	—	95,797	—	829	96,626
Other comprehensive income	—	—	—	—	9,149	—	9,149
Stock-based compensation	180	2	6,339	—	—	—	6,341
Stock options exercised	27	—	24	—	—	—	24
Taxes withheld on issuance of stock-based awards	—	—	(2,039)	—	—	—	(2,039)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,758)	—	—	(16,758)
Repurchase and cancellation of common stock	(1,883)	(19)	(21,442)	(29,729)	—	—	(51,190)
June 30, 2023	196,296	$1,963	$2,220,909	$(457,148)	$(35,693)	$(17,709)	$1,712,322

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$168,551	$159,770
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	119,783	115,387
(Gain) loss on sale-leaseback transaction and disposal group	(29,883)	12,965
Loss on Argentina Blue Chip Swap transaction	7,168	—
Stock-based compensation	12,678	11,575
Provision for inventory obsolescence and write-downs	9,908	12,344
Deferred income taxes	(15,092)	(22,187)
Loss (gain) on disposal of fixed assets	217	(1,070)
Amortization of deferred loan costs and accretion of discount	2,120	2,029
Other	2,805	3,185
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	90,912	83,589
Inventories	(40,897)	(70,040)
Leased assets	(15,770)	(22,125)
Other assets	1,016	3,135
Accounts payable	20,919	40,632
Other liabilities	(93,302)	(120,901)
Net cash flows provided by operating activities	241,133	208,288

Cash flows from investing activities:
Capital expenditures	(65,314)	(57,277)
Proceeds from sale of fixed assets	6,482	7,109
Proceeds from sale-leaseback transaction	44,292	—
Purchase of investments	(31,526)	—
Sale of investments	24,358	—
Acquisitions, net of cash acquired	(21,472)	—
Net cash used for investing activities	(43,180)	(50,168)

Cash flows from financing activities:
Proceeds from long-term debt	—	15,500
Repayment of long-term debt	(3,102)	(43,633)
Repurchases of common stock	(49,399)	(91,617)
Dividends paid	(34,336)	(31,591)
Payments related to taxes withheld on stock-based compensation	(11,596)	(7,139)
Proceeds expected to be remitted under the Accounts Receivable Facility	15,352	15,400
Other	(8,313)	(2,161)
Net cash used for financing activities	(91,394)	(145,241)

Effect of exchange rate changes on cash and cash equivalents	(1,819)	22

Net increase in cash and cash equivalents	104,740	12,901
Cash and cash equivalents at beginning of period	288,557	250,187
Cash and cash equivalents at end of period	$393,297	$263,088

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

The Merger Agreement contains certain termination rights for each of ChampionX and SLB. In connection with the termination of the Merger Agreement under specified circumstances, including the consummation of a competing acquisition proposal within 12 months of the termination of the Merger Agreement for certain specified reasons, ChampionX would be required to pay SLB a termination fee of $265.4 million.

Upon termination of the Merger Agreement under specified circumstances, including the termination (1) by either party if certain Mutual Legal Restraints (as defined below) exist, specified regulatory approvals have not been obtained or if the consummation of the Merger does not occur on or prior to April 2, 2025 (subject to an automatic extension to October 2, 2025 under specified circumstances) and the parties will have satisfied conditions to the Merger (subject to certain exceptions) or (2) by SLB under specified circumstances, SLB would be required to pay ChampionX a termination fee of $326.6 million.

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

New Accounting Standards Issued

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” which requires a public business entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker, and included in the reported measure of segment profit or loss. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted.

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

Segment revenue and segment operating profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Segment revenue:
Production Chemical Technologies	$569,577	$574,302	$1,159,685	$1,165,986
Production & Automation Technologies	244,487	254,156	497,101	505,704
Drilling Technologies	52,888	57,324	108,094	114,031
Reservoir Chemical Technologies	27,123	23,853	51,828	49,659
Corporate and other (1)	(803)	16,965	(1,295)	39,567
Total revenue	$893,272	$926,600	$1,815,413	$1,874,947

Segment operating profit (loss):
Production Chemical Technologies	$85,388	$87,163	$173,220	$153,477
Production & Automation Technologies	22,207	33,208	50,677	68,000
Drilling Technologies	11,863	12,660	56,265	24,547
Reservoir Chemical Technologies	4,363	2,186	8,109	4,173
Total segment operating profit	123,821	135,217	288,271	250,197
Corporate and other (1)	25,141	12,391	35,900	23,092
Interest expense, net	15,421	14,544	29,356	27,010
Income before income taxes	$83,259	$108,282	$223,015	$200,095
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

Revenue disaggregated by geography was as follows:

	Three Months Ended June 30, 2024
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$261,141	$190,953	$40,321	$12,818	$—	$505,233
Latin America	64,263	6,751	124	4,681	—	75,819
Middle East & Africa	93,967	14,715	2,031	7,521	(803)	117,431
Canada	79,374	15,187	4,083	467	—	99,111
Europe	45,985	3,123	5,373	1,173	—	55,654
Asia-Pacific	20,620	1,972	956	459	—	24,007
Australia	4,227	11,786	—	4	—	16,017
Other	—	—	—	—	—	—
Total revenue	$569,577	$244,487	$52,888	$27,123	$(803)	$893,272

	Three Months Ended June 30, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$236,917	$197,655	$44,233	$11,677	$7,014	$497,496
Latin America	116,083	5,457	—	3,044	752	125,336
Middle East & Africa	81,776	14,756	2,967	7,123	(53)	106,569
Canada	72,403	15,648	2,922	540	7	91,520
Europe	53,415	4,980	6,544	775	2,494	68,208
Asia-Pacific	8,572	3,527	658	692	6,751	20,200
Australia	5,136	12,133	—	2	—	17,271
Other	—	—	—	—	—	—
Total revenue	$574,302	$254,156	$57,324	$23,853	$16,965	$926,600
______________________
(1)    The sales related to the Cross Supply and Product Transfer Agreement with Ecolab were included within Corporate and other from June 3, 2020 through June 30, 2023. Beginning July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.

	Six Months Ended June 30, 2024
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$503,625	$386,620	$83,941	$26,663	$—	$1,000,849
Latin America	186,576	11,076	221	7,965	—	205,838
Middle East & Africa	173,334	29,377	4,279	13,084	(1,295)	218,779
Canada	157,254	33,502	8,406	981	—	200,143
Europe	93,638	8,062	9,760	2,310	—	113,770
Asia-Pacific	35,945	4,311	1,487	821	—	42,564
Australia	9,313	24,153	—	4	—	33,470
Other	—	—	—	—	—	—
Total revenue	$1,159,685	$497,101	$108,094	$51,828	$(1,295)	$1,815,413

	Six Months Ended June 30, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$478,678	$390,196	$87,193	$24,250	$20,604	$1,000,921
Latin America	240,554	10,145	—	7,012	1,719	259,430
Middle East & Africa	158,763	30,177	5,448	13,860	(438)	207,810
Canada	146,567	36,185	6,689	958	18	190,417
Europe	103,218	9,939	12,704	1,143	5,125	132,129
Asia-Pacific	17,791	5,605	1,995	1,871	12,539	39,801
Australia	11,085	23,457	—	2	—	34,544
Other	9,330	—	2	563	—	9,895
Total revenue	$1,165,986	$505,704	$114,031	$49,659	$39,567	$1,874,947

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Contract assets	$—	$—
Contract liabilities - current	$21,653	$27,406

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	June 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$585,057	$451,594	$133,463	$583,326	$438,181	$145,145
Unpatented technologies	152,487	85,280	67,207	142,760	75,224	67,536
Trademarks	59,954	41,176	18,778	59,862	39,564	20,298
Patents	35,510	30,196	5,314	36,438	30,664	5,774
	833,008	608,246	224,762	822,386	583,633	238,753
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$837,808	$608,246	$229,562	$827,186	$583,633	$243,553

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2023	$356,558	$211,370	$101,136	$—	$669,064
Acquisitions (1)	—	19,056	—	—	19,056
Foreign currency translation	(3,616)	63	—	—	(3,553)
June 30, 2024	$352,942	$230,489	$101,136	$—	$684,567
______________________
(1)    See Note 10—Acquisitions, Divestitures and Sale Leaseback for additional information related to the acquisitions completed during the first quarter of 2024.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

NOTE 5—DEBT

Long-term debt consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
2022 Revolving Credit Facility	$—	$—
2022 Term Loan Facility	615,660	618,762
Total	615,660	618,762
Net unamortized discounts and issuance costs	(16,589)	(18,276)
Total long-term debt	599,071	600,486
Current portion of long-term debt (1)	(6,203)	(6,203)
Long-term debt, less current portion	$592,868	$594,283
_______________________
(1) Includes the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of June 30, 2024.

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the prior credit agreement. The Restated Credit Agreement provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” and, together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. The initial amount drawn under the 2022 Revolving Credit Facility has been repaid. As of June 30, 2024, we had no amounts outstanding under the 2022 Revolving Credit Facility.

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which began on December 30, 2022. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, we had $75.5 million and $70.7 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 8 locations, the majority of which are in the United States (“U.S.”). Environmental liabilities have been accrued to reflect our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of June 30, 2024 and December 31, 2023, environmental liability accruals related to these locations were $5.8 million and $5.9 million, respectively.

Prior to the commencement of our operations as an independent publicly traded company in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma. Initial remedial efforts were undertaken at the time of discovery of the contamination and we have since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”). As part of the ongoing long-term remediation process, we contracted an engineering and consulting firm to develop a range of possible additional remedial alternatives in order to accelerate the remediation process and associated cost estimates for the work. In October 2019, we received the firm’s preliminary remedial alternatives for consideration. We have submitted our long-term remediation plan and it was approved by ODEQ. We are now in discussion with ODEQ to finalize a consent order. Because we have not yet finalized the consent order for further remediation at the site and discussions with ODEQ remain ongoing, we cannot fully anticipate the timing, outcome or possible impact of such further remedial activities, financial or otherwise. As a result of the recommendations in the report, we accrued liabilities for these remediation efforts of approximately $2.0 million as of December 31, 2019. Liabilities could increase in the future at such time as we ultimately reach agreement with ODEQ on our remediation plan and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of June 30, 2024.

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

NOTE 7—RESTRUCTURING EXPENSE

During the second quarter of 2024, management approved a restructuring plan within our Production & Automation Technologies segment and Production Chemical Technologies segment to optimize profitability, which includes the exit of certain products, facility closures, and reducing headcount across the organization to support the remaining business. We expect the completion of all actions under the plan by the third quarter of 2024. Management also approved various restructuring plans in the prior year, which we expect to be completed during 2024.

The following table presents the restructuring expense by segment as classified in our condensed consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Segment restructuring expense (income):
Production Chemical Technologies	$1,947	$3,434	$1,592	$4,578
Production & Automation Technologies	4,984	—	4,984	785
Drilling Technologies	—	—	—	—
Reservoir Chemical Technologies	—	427	—	823
Corporate and other	—	99	—	4
Total	$6,931	$3,960	$6,576	$6,190

Statements of Income classification:
Cost of goods and services	$4,385	$1,013	$4,385	$2,544
Selling, general and administrative expense	2,546	2,947	2,191	3,646
Total	$6,931	$3,960	$6,576	$6,190

Our liability balance for restructuring expense at June 30, 2024 reflects contract termination costs, employee severance and related benefits initiated during prior periods.

The following table details our restructuring accrual activities during the six months ended June 30, 2024:

(in thousands)	Restructuring Accrual Balance
December 31, 2023	$13,974
Restructuring charges	6,576
Asset sales and write-offs	(3,844)
Payments	(3,064)
June 30, 2024	$13,642

NOTE 8—STOCKHOLDERS' EQUITY

Dividends

On January 31, 2024, our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock. Our second quarter cash dividend of $0.095 per share was declared on May 16, 2024 and is payable on July 26, 2024, to shareholders of record on July 5, 2024. As a result, we recorded a dividend payable of $18.9 million on our condensed consolidated balance sheet as of June 30, 2024. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock which was increased by our Board to $750 million on October 24, 2022. On January 31, 2024, our Board authorized a further increase in the aggregate value of shares that may be repurchased under the share repurchase program to $1.5 billion. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During the three months ended June 30, 2024, we did not repurchase any shares under the share repurchase program. During the six months ended June 30, 2024, we repurchased and cancelled 1,611,055 shares of common stock for a total of $49.4 million, including commissions and excise tax.

NOTE 9—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income attributable to ChampionX	$52,569	$95,797	$165,492	$159,329

Weighted-average number of shares outstanding	190,426	197,034	190,615	197,657
Dilutive effect of stock-based compensation	2,831	3,701	3,125	4,037
Total shares and dilutive securities	193,257	200,735	193,740	201,694

Earnings per share attributable to ChampionX:
Basic	$0.28	$0.49	$0.87	$0.81
Diluted	$0.27	$0.48	$0.85	$0.79

For all periods presented, the computation of diluted earnings per share excludes awards with an anti-dilutive impact. For the three and six months ended June 30, 2024, the diluted shares include the dilutive impact of equity awards except for approximately nil and 0.1 million shares, respectively, that were excluded because their inclusion would be anti-dilutive. For the three and six months ended June 30, 2023, the diluted shares include the dilutive impact of equity awards except for approximately 1.0 million shares and 0.8 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

NOTE 10—ACQUISITIONS, DIVESTITURES AND SALE LEASEBACK

Acquisitions

OTS Consulting Services LLP (OTS)

On January 5, 2024, pursuant to an agreement with OTS Consulting Services LLP (“OTS”), a privately held engineering services company based in Pune, India, we acquired the assets and liabilities relating solely to the services performed by OTS for us prior to the acquisition. OTS specializes in digital transformation and advanced IT solutions. The acquired assets and liabilities are included in our Production & Automation Technologies segment. Under the terms of the agreement, we paid $8.7 million, inclusive of working capital adjustments. As part of our purchase price allocation, we recorded goodwill of $6.4 million. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

Artificial Lift Performance Limited (ALP)

On February 26, 2024, we acquired Artificial Lift Performance Limited (“ALP”), a provider of advanced analytics solutions for enhancing oil and gas production performance based in Edinburgh, Scotland. These assets and liabilities have been included in our Production & Automation Technologies segment. Under the terms of the agreements, we paid $13.4 million, inclusive of working capital adjustments, with an additional $1.7 million payable on the first anniversary of the closing date, and a maximum earn out potential of $3.0 million over the next two years. As part of our purchase price allocation, we recorded definite-lived intangible assets of $10.4 million which consists of assumed software, trademarks and customer relationships and recorded $12.7 million of goodwill, which is inclusive of purchase price accounting adjustments. In addition, we assumed liabilities of $10.9 million, which includes the holdback payment and earn-out consideration. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

RMSpumptools Limited (RMS)

On July 8, 2024, we completed the acquisition of RMSpumptools Limited, a UK-based company that designs and manufactures highly engineered mechanical and electrical solutions for complex artificial lift applications. The purpose of the acquisition is to create growth opportunities in the artificial lift business internationally. We paid $106.0 million for the acquired assets and liabilities, which will be included in our Production & Automation Technologies segment.

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

We assess the fair value of the CT Russia Business (less any costs to sell) each reporting period that it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. During the first quarter of 2023, we assessed the fair value less cost to sell the business to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023, which is reflected in loss (gain) on disposal group and sale-leaseback transaction within our condensed consolidated statements of income. There were no charges in the three and six month periods ended June 30, 2024.

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
Level 3- Inputs are unobservable inputs for which there is little or no market data available.
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
(in thousands)	Measurement Level	June 30, 2024	December 31, 2023
Assets
Foreign currency forward contracts	Level 2	$4,067	$6,231
Interest rate swaps	Level 2	7,883	5,599
Total		$11,950	$11,830

Liabilities
Foreign currency forward contracts	Level 2	$2,741	$5,354
Interest rate swaps	Level 2	—	—
Total		$2,741	$5,354

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

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$—	$—	$—	$—
2022 Term Loan Facility	$615,660	$619,508	$618,762	$623,402

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

	Derivative Assets		Derivative Liabilities
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Prepaid expenses and other current assets	$9,612	$11,004	$—	$—
Other non-current assets	2,338	826	—	—
Accrued expenses and other current liabilities	—	—	2,741	5,354
	$11,950	$11,830	$2,741	$5,354

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	June 30, 2024	December 31, 2023
Notional value of foreign currency forward contracts and interest rate swaps	$1,777,751	$892,711

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, primarily related to business combinations and inventory purchases. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts attributable to changes in spot exchange rates are recorded in AOCI until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the condensed consolidated statements of income as the underlying exposure being hedged. The forward points are marked-to-market monthly and recognized in the same line item in the condensed consolidated statements of income as the underlying exposure being hedged.

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

Effect of Derivative Instruments on Income

The loss of all derivative instruments recognized is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Loss (gain) reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$125	$(966)	$(313)	$(1,923)
Interest expense	(1,703)	(1,322)	(3,417)	(2,259)
Loss (gain) on derivatives not designated as hedging instruments:
Other (income) expense, net	(3,824)	906	(2,871)	2,347
Total loss (gain) of derivative instruments	$(5,402)	$(1,382)	$(6,601)	$(1,835)

NOTE 13—INVENTORIES

Inventories consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$138,941	$137,402
Work in progress	19,236	16,915
Finished goods	473,966	445,437
	632,143	599,754
Inventory reserve	(33,119)	(29,081)
LIFO adjustments (1)	(60,025)	(49,124)
Inventories, net	$538,999	$521,549
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

Accounts receivable sold under the JPM Accounts Receivable Facility were $343.3 million for the six months ended June 30, 2024. The accounts receivables sold that remained outstanding under the JPM Accounts Receivable Facility as of June 30, 2024 was $102.4 million. Accounts receivable sold under the HSBC Accounts Receivable Facility were $19.0 million for the six months ended June 30, 2024. The accounts receivables sold that remained outstanding under the HSBC Accounts Receivable Facility as of June 30, 2024 was $18.7 million.

During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $1.9 million and $3.8 million for the three and six months ended June 30, 2024, respectively, under the JPM Accounts Receivable Facility. The loss on sale of accounts receivable was $0.2 million for the three and six months ended June 30, 2024, respectively, under the HSBC Accounts Receivable Facility.

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

NOTE 15—SUPPLY CHAIN FINANCE

We use a supply chain finance program in connection with the purchase of goods, which allows our suppliers to work directly with a third party to provide financing by purchasing their receivables earlier in the payment cycle. We maintain the same contractually agreed upon invoice terms prior to each supplier entering into the program. As of June 30, 2024, we had approximately $36.2 million outstanding under the program, which is included in accounts payable on our condensed consolidated balance sheet.

NOTE 16—CASH FLOW INFORMATION

Leased Asset Program

Our electrical submersible pumping leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the six months ended June 30, 2024 and 2023, we transferred $51.8 million and $54.8 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

Argentina Blue Chip Swap

The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. During the three and six months ended June 30, 2024, we executed certain trades known as Blue Chip Swaps, which effectively results in the use of a parallel U.S. dollar exchange rate to convert available Argentine pesos to U.S. dollars. This parallel rate, which cannot be used as the basis to remeasure our net monetary assets in U.S. dollars under GAAP, was on average 27% and 29% higher than Argentina's official exchange during the three and six months ended June 30, 2024, respectively. The Blue Chip Swap transactions resulted in $3.1 million and $7.2 million pre-tax loss on investment during the three and six months ended June 30, 2024, respectively. These losses are reflected in other expense (income), net, within our condensed consolidated statements of income.

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

Business Environment

We monitor macro-economic conditions and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. Our business segments provide a broad range of technologies and products to support oil and gas production, exploration and development, and the midstream sector. As a result, we are substantially dependent upon global oil production levels, as well as new investment activity levels in the oil and gas and midstream sectors. Demand for our products, technologies and services is impacted by overall global demand for oil and gas, ongoing depletion rates of existing oil and gas wells, and our customers’ willingness to invest in the exploration for and development of new oil and gas resources. Our customers determine their operating and capital budgets based on current and expected future crude oil and natural gas prices, U.S. and worldwide rig count, U.S. well completions and expected industry cost levels, among other factors. Crude oil and natural gas prices are impacted by supply and demand, which are influenced by geopolitical, macroeconomic, and local events, and have historically been subject to substantial volatility and cyclicality. Rig count, footage drilled and completed, and exploration and production investment by oil and gas operators have often been used as leading indicators for the level of drilling and development activity and future production levels in the oil and gas sector.

Market Conditions and Outlook

In recent years, oil prices have remained volatile due to various factors such as oil supply constraints, geopolitical developments, inflationary pressures, and concerns on global economic growth. During the third quarter of 2023, following four consecutive quarterly declines, oil prices began to increase due to short-term supply concerns. However, rig counts in the U.S. continued to decline from previous levels. During the first half of 2024, oil prices continued to increase as a result of heightened geopolitical risk related to the attacks targeting commercial ships transiting the Red Sea shipping channel and elevated tensions in the Middle East region. In addition, the recent extension of OPEC+ voluntary production cuts through September 2024 is supportive of oil prices. According to the U.S. Energy Information Administration, global demand is expected to continue to increase, albeit moderately, through the remainder of the year which is also supportive of oil prices. Despite this, the U.S. rig count, has trended downward slightly during the first half of 2024, and most U.S. public operators appear to be keeping activity and capital expenditure levels relatively flat in the short term.

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

Merger Agreement

On April 2, 2024, ChampionX entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Schlumberger Limited, a Curaçao corporation (“SLB”), Sodium Holdco, Inc., a Delaware corporation and indirect wholly owned subsidiary of SLB (“Holdco”), and Sodium Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of SLB and Holdco (“Merger Sub”), pursuant to which, and subject to the terms and conditions therein, Merger Sub will be merged with and into ChampionX (the “Merger,” together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with ChampionX surviving the Merger as an indirect wholly owned subsidiary of SLB.

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

The parties’ obligations to consummate the Merger are subject to satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including, among others: (a) adoption by ChampionX stockholders of the Merger Agreement; (b) the receipt of approval for listing of the shares of SLB Common Stock which will comprise Equity Consideration on the New York Stock Exchange, subject to official notice of issuance; (c) the absence of certain legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions (“Mutual Legal Restraint”); (d) the expiration or termination of all waiting periods applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate before a certain date, the Transactions and the receipt of all clearances, consents and approvals under certain specified regulatory laws; (e) the effectiveness of the registration statement on Form S-4 to be filed by SLB in connection with the issuance of the Equity Consideration, which will include a proxy statement of ChampionX (the “Form S-4”); (f) with respect to closing conditions for the benefit of SLB, (i) the absence of certain specified legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions, (ii) the absence of investigations of the Transaction under specified regulatory laws, (iii) the expiration of all waiting periods applicable under specified regulatory filings following SLB’s determination to submit such filings (“Specified Regulatory Filings”), (iv) receipt of all clearances, consents and approvals under the Specified Regulatory Filings and (v) the absence of certain other regulatory laws prohibiting or making illegal the consummation of the Transactions or otherwise as set forth in the Merger Agreement and (g) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations. On May 15, 2024, the Form S-4 and proxy statement/prospectus that was filed with the Securities and Exchange Commission (the “SEC”) in connection with the Transactions was declared effective by the SEC. On June 18, 2024, ChampionX’s stockholders adopted the Merger Agreement at a special meeting of the stockholders.

On July 2, 2024, SLB announced that ChampionX and SLB had each received a Request for Additional Information and Documentary Material (collectively, the “Second Request”) from the United States Department of Justice (“DOJ”) in connection with the DOJ’s review of the Merger. Issuance of the Second Request extends the waiting period under the HSR Act, until 30 days after both ChampionX and SLB substantially comply with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier.

Additional information about the Merger is set forth in our Current Report on Form 8-K/A filed with the SEC on April 3, 2024 and the Definitive Proxy on Schedule 14A filed with the SEC on May 15, 2024.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	June 30,	March 31,	Variance
(in thousands)	2024	2024	$
Revenue	$893,272	$922,141	$(28,869)
Cost of goods and services	613,426	622,937	(9,511)
Gross profit	279,846	299,204	(19,358)
Selling, general and administrative expense	182,995	172,414	10,581
(Gain) loss on sale-leaseback transaction and disposal group	—	(29,883)	29,883
Interest expense, net	15,421	13,935	1,486
Foreign currency transaction (gains) losses, net	(2,767)	55	(2,822)
Other expense (income), net	938	2,927	(1,989)
Income before income taxes	83,259	139,756	(56,497)
Provision for income taxes	27,868	26,596	1,272
Net income	55,391	113,160	(57,769)
Net income attributable to noncontrolling interest	2,822	237	2,585
Net income attributable to ChampionX	$52,569	$112,923	$(60,354)

Revenue. Revenue decreased $28.9 million, or 3%, sequentially. Our business is directly affected by changes in spending by our customers, and the decrease was primarily due to lower orders in Latin America, partially offset by increases in other international regions.

Gross profit. Gross profit decreased $19.4 million, or 6%, sequentially mainly due to decreased sales, partially offset by discretionary spending cuts.

Selling, general and administrative expense. Selling, general and administrative expense increased $10.6 million, or 6%, sequentially, primarily due to $15.1 million in transaction costs incurred related to the Merger Agreement with SLB as well as $2.5 million in restructuring charges associated with a reduction in headcount within our Production & Automation Technologies segment and Chemical Technologies business.

(Gain) loss on sale-leaseback transaction and disposal group. During the three months ended March 31, 2024, we entered into a sale-leaseback transaction. We received cash of $44.3 million, net of closing costs and other fees related to the sale of the property. The lease provides for annual base payments of $3.3 million and expires in March 2044 with an option to extend the term of the lease for one additional seven-year period. The transaction qualifies as a sale leaseback, and as a result, we recorded a $29.9 million net gain on sale.

Foreign currency transaction (gains) losses, net. Foreign currency transaction (gains) losses net increased $2.8 million, sequentially, primarily due to the gain realized in the quarter on a cash flow hedge of the purchase price of RMSpumptools Limited. The acquisition closed subsequent to the quarter on July 8, 2024.

Other expense (income), net. Other expense, net was $0.9 million for the three months ended June 30, 2024, compared to other expense, net of $2.9 million in the prior quarter. This change was partially due to fair value adjustments to contingent consideration on a prior acquisition during the three months ended March 31, 2024 that were not incurred during the current quarter.

Provision for income taxes. Our provision for income taxes reflected effective tax rates (“ETR”) of 33.5% and 19.0% for the three months ended June 30, 2024 and March 31, 2024, respectively. The increase to the ETR for the quarter ending June 30, 2024 was driven by lower earnings.

	Six Months Ended
	June 30,		Variance
(in thousands)	2024	2023	$
Revenue	$1,815,413	$1,874,947	$(59,534)
Cost of goods and services	1,236,363	1,309,386	(73,023)
Gross profit	579,050	565,561	13,489
Selling, general and administrative expense	355,409	323,300	32,109
(Gain) loss on sale leaseback and disposal group	(29,883)	12,965	(42,848)
Interest expense, net	29,356	27,010	2,346
Foreign currency transaction (gains) losses, net	(2,712)	13,691	(16,403)
Other expense (income), net	3,865	(11,500)	15,365
Income before income taxes	223,015	200,095	22,920
Provision for income taxes	54,464	40,325	14,139
Net income	168,551	159,770	8,781
Net income attributable to noncontrolling interest	3,059	441	2,618
Net income attributable to ChampionX	$165,492	$159,329	$6,163

Revenue. Revenue decreased $59.5 million or 3% for the six months ended June 30, 2024 compared to prior year primarily due to a transitory decline in revenues in Latin America along with a decline in revenue derived from the Cross Supply and Product Transfer Agreement with Ecolab Inc. (“Ecolab”). Decline in revenues in Latin America was due to spending allocation decisions of one or a few customers in certain international jurisdictions where our business may be concentrated in such customers.

Gross profit. Gross profit increased $13.5 million, or 2%, for the six months ended June 30, 2024 compared to prior year, mainly due to productivity improvements and discretionary spend control.

Selling, general and administrative expense. Selling, general and administrative expense increased $32.1 million, or 10%, for the six months ended June 30, 2024 compared to prior year, primarily due to $15.1 million in transaction costs incurred related to the Merger Agreement with SLB.

(Gain) loss on sale-leaseback transaction and disposal group. During the three months ended March 31, 2024, we entered into a sale-leaseback transaction. We received cash of $44.3 million, net of closing costs and other fees related to the sale of the property. The lease provides for annual base payments of $3.3 million and expires in March 2044 with an option to extend the term of the lease for one additional seven-year period. The transaction qualifies as a sale leaseback, and as a result, we recorded a $29.9 million net gain on sale. During the six months ended June 30, 2023, a $13.0 million loss was incurred to write down the assets within our CT Russia Business to its recoverable value, which as of June 30, 2023 was zero.

Foreign currency transaction (gains) losses, net. Foreign currency transaction (gains) losses, net increased $16.4 million, sequentially, primarily due to losses incurred during the prior year attributable to the Argentine peso devaluation. During the quarter ended June 30, 2024, we realized a gain on a cash flow hedge of the purchase price of RMSpumptools Limited. The acquisition closed subsequent to the quarter on July 8, 2024.

Interest expense, net. Interest expense, net increased $2.3 million, or 9%, for the six months ended June 30, 2024 compared to prior year primarily due to an increase in interest rates.

Other expense (income), net. Other expense, net was $3.9 million for the six months ended June 30, 2024, compared to other income, net of $11.5 million for the six months ended June 30, 2023. This change was partially due to the $7.2 million loss incurred on Blue Chip Swap transactions during the six months ended June 30, 2024.

Provision for income taxes. The ETR for the first six months of 2024 and 2023 were 24.4% and 20.2%, respectively. The increase in ETR year over year is primarily related to discrete benefits for return to provision adjustments in 2023.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	June 30,	March 31,	Variance
(in thousands)	2024	2024	$
Segment revenue:
Production Chemical Technologies	$569,577	$590,108	$(20,531)
Production & Automation Technologies	244,487	252,614	(8,127)
Drilling Technologies	52,888	55,206	(2,318)
Reservoir Chemical Technologies	27,123	24,705	2,418
Corporate and other	(803)	(492)	(311)
Total revenue	$893,272	$922,141	$(28,869)

Segment operating profit (loss):
Production Chemical Technologies	$85,388	$87,832	$(2,444)
Production & Automation Technologies	22,207	28,470	(6,263)
Drilling Technologies	11,863	44,402	(32,539)
Reservoir Chemical Technologies	4,363	3,746	617
Total segment operating profit	123,821	164,450	(40,629)
Corporate expense and other(1)	25,141	10,759	14,382
Interest expense, net	15,421	13,935	1,486
Income before income taxes	$83,259	$139,756	$(56,497)

Production Chemical Technologies
Revenue. Production Chemical Technologies revenue, including sales to Ecolab, that were previously included in Corporate and other decreased $20.5 million, or 3%, sequentially, mainly due to lower sales volume in Latin America.

Operating profit. Production Chemical Technologies operating profit decreased $2.4 million, or 3%, in the second quarter of 2024 compared to the prior quarter due to the declines in revenue internationally, as mentioned above, partially offset by cost and productivity improvements.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue decreased $8.1 million, or 3%, in the second quarter of 2024 compared to the prior quarter primarily due to lower sales volume in North America.

Operating profit. Production & Automation Technologies operating profit decreased by $6.3 million, or 22%, in the second quarter of 2024 compared to the prior quarter due to the lower volumes and $5.0 million of restructuring charges related to the exit of certain products, facility closures and headcount reductions, partially offset by cost and productivity improvements.

Drilling Technologies

Revenue. Drilling Technologies revenue decreased $2.3 million, or 4%, in the second quarter of 2024 compared to the prior quarter primarily due to lower worldwide rig count.

Operating profit. Drilling Technologies operating profit decreased $32.5 million in the second quarter of 2024 compared to the prior quarter primarily due to the $29.9 million gain on the sale leaseback of the U.S. Synthetic buildings and land, and one-time benefits during the first quarter of 2024. The decrease was also attributed to the decline in sales during the second quarter of 2024.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue increased $2.4 million, or 10%, in the second quarter of 2024 compared to the prior quarter primarily due to higher sales volume in the U.S. and internationally.

Operating profit. Reservoir Chemical Technologies operating profit increased 16% due to higher sales volume, as mentioned above, and discretionary cost improvements.

	Six Months Ended June 30,		Variance
(in thousands)	2024	2023	$
Segment revenue:
Production Chemical Technologies	$1,159,685	$1,165,986	$(6,301)
Production & Automation Technologies	497,101	505,704	(8,603)
Drilling Technologies	108,094	114,031	(5,937)
Reservoir Chemical Technologies	51,828	49,659	2,169
Corporate(1)	(1,295)	39,567	(40,862)
Total revenue	$1,815,413	$1,874,947	$(59,534)

Segment operating profit (loss):
Production Chemical Technologies	$173,220	$153,477	$19,743
Production & Automation Technologies	50,677	68,000	(17,323)
Drilling Technologies	56,265	24,547	31,718
Reservoir Chemical Technologies	8,109	4,173	3,936
Total segment operating profit	288,271	250,197	38,074
Corporate expense and other(1)	35,900	23,092	12,808
Interest expense, net	29,356	27,010	2,346
Income before income taxes	$223,015	$200,095	$22,920
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

Production Chemical Technologies

Revenue. Production Chemical Technologies revenue decreased $6.3 million, or 1%, as compared to the prior year, mainly due to lower sales volumes in Latin America.

Operating profit. Operating profit increased $19.7 million, or 13%, compared to the prior year, primarily due to continued productivity initiatives, and discretionary spend control. The prior year period included a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023, to write down the assets of the CT Russia business to zero.

Production & Automation Technologies

Revenue. Revenue decreased $8.6 million, or 2%, as compared to the prior year, primarily due to lower sales volumes across our product offerings in North America.

Operating profit. Operating profit decreased $17.3 million, or 25%, compared to the prior year primarily due to lower sales volumes as noted above, $5.0 million of restructuring charges related to the exit of certain products, facility closures, and headcount reductions across the segment and $1.8 million related to business acquisition costs.

Drilling Technologies

Revenue. Revenue decreased $5.9 million, or 5%, as compared to the prior year due to lower worldwide rig count.

Operating profit. Operating profit increased $31.7 million, or 129%, compared to the prior year primarily due to the $29.9 million gain on the sale leaseback of the U.S. Synthetic buildings and land during the first quarter of 2024. Excluding the gain, operating profit increased $1.8 million on lower revenues due to improved processing costs.

Reservoir Chemical Technologies

Revenue. Revenue increased $2.2 million, or 4%, compared to the prior year primarily due to higher sales volumes.

Operating profit. Operating profit increased $3.9 million, or 94%, compared to the prior year, due to increased volumes, as noted above.

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

At June 30, 2024, we had cash and cash equivalents of $393.3 million compared to $288.6 million at December 31, 2023, primarily for working capital and operational purposes. At June 30, 2024, we had total liquidity of $1.1 billion, comprised of $393.3 million of cash and cash equivalents and $672.2 million of available capacity under the 2022 Revolving Credit Facility (as defined below).

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

At June 30, 2024, we had a long-term debt balance of $592.9 million, net of the current portion of long-term debt of $6.2 million, consisting of the 2022 Term Loan Facility with a principal amount of $615.7 million.

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

On January 31, 2024, our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock. Our second quarter cash dividend of $0.095 per share was declared on May 16, 2024 and is payable on July 26, 2024 to shareholders of record on July 5, 2024. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by our Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a $250 million share repurchase program (“Share
Repurchase Program”) which was increased to $750 million by the Board on October 24, 2022. On January 31, 2024, our Board authorized a further increase in the aggregate value of shares that may be repurchased under the share repurchase program to $1.5 billion. Under the Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. During the three months ended June 30, 2024, we did not repurchase any shares under the Share

Repurchase Program. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

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

Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash from operating activities	$241,133	$208,288
Cash used in investing activities	(43,180)	(50,168)
Cash used in financing activities	(91,394)	(145,241)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,819)	22
Net increase (decrease) in cash and cash equivalents and restricted cash	$104,740	$12,901

Operating Activities

Cash provided by operating activities during the six months ended June 30, 2024 was $241.1 million as compared to $208.3 million for the six months ended June 30, 2023. The change was primarily driven by the increase in net income of $8.8 million, and decreased use of cash for working capital items. Changes in working capital items used cash of $37.1 million during the six months ended June 30, 2024 compared to cash used of $85.7 million during the six months ended June 30, 2023. The change in working capital items primarily related to decreases in inventory purchases and a decrease in accounts payable as compared to the prior year period.

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

Investing Activities

Cash used in investing activities was $43.2 million for the six months ended June 30, 2024, and was primarily comprised of capital expenditures of $65.3 million, purchases of investments of $31.5 million, and acquisitions net of cash acquired of $21.5 million, partially offset by $44.3 million of proceeds from the sale-leaseback transaction, $24.4 million from the sale of investments, and $6.5 million from the sale of fixed assets.

Cash used in investing activities was $50.2 million for the six months ended June 30, 2023, and was primarily comprised of capital expenditures of $57.3 million, partially offset by $7.1 million of cash proceeds from the sale of fixed assets.

Financing Activities

Cash used in financing activities of $91.4 million for the six months ended June 30, 2024 was primarily the result of repurchases of our common stock of $49.4 million, dividends paid of $34.3 million, payments related to taxes withheld on stock-based compensation of $11.6 million, and net repayments totaling $3.1 million on long-term debt. This was partially offset by $15.4 million of proceeds expected to be remitted under the Accounts Receivable Facility (as defined below).

Cash used in financing activities of $145.2 million for the six months ended June 30, 2023 was primarily the result of repurchases of our common stock of $91.6 million, dividends paid of $31.6 million, net repayments totaling $28.1 million on long-term debt, and payments related to taxes withheld on stock-based compensation of $7.1 million. This was partially offset by $15.4 million of proceeds expected to be remitted under the Accounts Receivable Facility.

Revolving Credit Facility

A summary of the 2022 Revolving Credit Facility at June 30, 2024 was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$—	$27.8	$672.2	June 2027

Additionally, we have letters of credit outside of the 2022 Revolving Credit Facility totaling approximately $2.5 million. As of June 30, 2024, we were in compliance with all restrictive covenants under the 2022 Revolving Credit Facility.

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

Accounts receivable sold under the JPM Accounts Receivable were $343.3 million for the six months ended June 30, 2024. The accounts receivables sold that remained outstanding under the JPM Accounts Receivable Facility as of June 30, 2024 was $102.4 million. During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $3.8 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively.

Accounts receivable sold under the HSBC Accounts Receivable Facility were $19.0 million for the six months ended June 30, 2024. The accounts receivables sold that remained outstanding under the HSBC Accounts Receivable Facility as of June 30, 2024 was $18.7 million. The loss on sale of accounts receivable was $0.2 million for the six months ended June 30, 2024 under the HSBC Accounts Receivable Facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger is subject to a number of conditions to the obligations of both ChampionX and SLB to complete the Merger, including receipt of required regulatory clearances, which may impose unacceptable conditions or could delay completion of the Merger or result in termination of the Merger Agreement.

On April 2, 2024, ChampionX entered into the Merger Agreement whereby SLB will acquire ChampionX in an all-equity transaction pursuant to the Merger. The respective obligations of each of ChampionX and SLB to consummate the Merger are subject to the satisfaction at or prior to the closing of numerous conditions, including, among other things, (a) adoption by ChampionX stockholders of the Merger Agreement; (b) the receipt of approval for listing of shares of the SLB Common Stock as Equity Consideration on the New York Stock Exchange, subject to official notice of issuance; (c) the absence of certain legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions; (d) the expiration or termination of the waiting period (and any extension of such period) under the HSR Act and any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate before a certain date, the Transactions and the receipt of all clearances, consents and approvals under certain specified regulatory laws; (e) the effectiveness of the registration statement on Form S-4 to be filed by SLB in connection with the issuance of the Equity Consideration, which will include a proxy statement of ChampionX; (f) with respect to SLB, (i) the absence of Mutual Legal Restraints, (ii) the absence of investigations of the Transaction under specified regulatory laws, (iii) the expiration of all waiting periods applicable under Specified Regulatory Filings following SLB’s determination to submit such filings, (iv) receipt of all clearances, consents and approvals under the Specified Regulatory Filings and (v) the absence of certain other regulatory laws prohibiting or making illegal the consummation of the Transactions or otherwise as set forth in the Merger Agreement and (g) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations.

On May 15, 2024, the Form S-4 and proxy statement/prospectus that was filed with the SEC in connection with the Transactions was declared effective by the SEC. On June 18, 2024, ChampionX’s stockholders adopted the Merger Agreement at a special meeting of the stockholders. However, we cannot predict whether and when the other conditions to the completion of the Merger will be satisfied. Many of the conditions to the completion of the Merger are not within ChampionX’s or SLB’s control, and ChampionX cannot predict when, or if, these conditions will be satisfied. Furthermore, the requirement for obtaining regulatory clearances could delay the completion of the Merger for a significant period of time or prevent it from occurring. Regulators may seek to enjoin the completion of the Merger or require the parties to license, or hold separate, assets or terminate existing relationships and contractual rights, which could be in excess of the contractual requirements for remedies, or which could prevent certain of the anticipated benefits of the Merger from being achieved in a timely manner or at all.

Failure to complete the Merger could negatively impact the price of our stock and have a material adverse effect on our results of operations, cash flows and financial position.

If the Merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals, our ongoing business may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

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

The pendency of the Merger may adversely affect our business, financial results and operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the second quarter of 2024.
On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. On October 24, 2022, our Board increased the authorization under this program to $750 million. On January 31, 2024, our Board authorized an increase in the aggregate value of shares that may be repurchased under the Share Repurchase Program to $1.5 billion. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. As of June 30, 2024, the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $996.7 million.
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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (“Rhum”) totaling $0.3 million during the period from April 1, 2024 to June 30, 2024. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the above mentioned statute.

Insider Trading Arrangements and Policies

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Terms	Date Terminated
Antoine Marcos, Vice President, Corporate Controller and Chief Accounting Officer	March 6, 2024	Rule 10b5-1 Trading Arrangement	Up to 7,580 shares to be sold	December 4, 2024	N/A	May 15, 2024
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
10.1*†
Fourth Amendment to Master Receivables Purchase Agreement, dated as of May 16, 2024 among ChampionX LLC and US Synthetic Corporation as Sellers, Apergy USA LLC. as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser.

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

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	July 25, 2024