Form 10-Q
period 2024-09-30
ChampionX Corp
filed 2024-10-24
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
or
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

The registrant had 190.5 million shares of common stock, $0.01 par value, outstanding as of October 17, 2024.

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

All of our forward-looking statements involve risks, uncertainties and assumptions (some of which are significant or beyond our control) that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements are those set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, and include the following:

•The impact of the Merger Agreement (as defined below), including the disruption of management’s attention from ongoing operations, an inability to complete the Merger (as defined below) due to failure to obtain required regulatory approvals or satisfy other closing conditions, the risk that if the Merger is not completed, the market price of our common stock could decline, the risk that we may not be able to retain key personnel, the impact on our relationships with our customers and suppliers, the impact on our operations, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue:
Product revenue	$771,827	$827,659	$2,342,866	$2,474,098
Service revenue	105,012	86,849	296,072	268,739
Lease and other revenue	29,694	25,275	83,008	71,893
Total revenue	906,533	939,783	2,721,946	2,814,730
Cost of goods and services	608,764	647,923	1,845,127	1,957,309
Gross profit	297,769	291,860	876,819	857,421
Costs and expenses:
Selling, general and administrative expense	180,501	162,317	535,910	485,617
(Gain) loss on sale-leaseback transaction and disposal group	57	—	(29,826)	12,965
Interest expense, net	14,137	13,744	43,493	40,754
Foreign currency transaction losses, net	3,505	7,992	793	21,683
Other expense (income), net	(2,176)	(1,994)	1,689	(13,494)
Income before income taxes	101,745	109,801	324,760	309,896
Provision for income taxes	28,078	29,009	82,542	69,334
Net income	73,667	80,792	242,218	240,562
Net income attributable to noncontrolling interest	1,659	3,081	4,718	3,522
Net income attributable to ChampionX	$72,008	$77,711	$237,500	$237,040

Earnings per share attributable to ChampionX:
Basic	$0.38	$0.40	$1.25	$1.20
Diluted	$0.37	$0.39	$1.23	$1.18
Weighted-average shares outstanding:
Basic	190,496	195,881	190,575	197,058
Diluted	193,362	199,592	193,655	201,025

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$73,667	$80,792	$242,218	$240,562
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,808	(13,144)	(3,730)	(14,800)
Cash flow hedges	(5,653)	6,164	(1,944)	1,706
Defined pension and other post-retirement benefits adjustments, net	245	59	448	10
Other comprehensive income (loss)	8,400	(6,921)	(5,226)	(13,084)
Comprehensive income	82,067	73,871	236,992	227,478
Less: Comprehensive income attributable to noncontrolling interest	1,659	3,081	4,718	3,522
Comprehensive income attributable to ChampionX	$80,408	$70,790	$232,274	$223,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$389,109	$288,557
Receivables, net of allowances of $6,068 in 2024 and $5,734 in 2023	434,107	534,534
Inventories, net	546,817	521,549
Assets held for sale	14,839	15,565
Prepaid expenses and other current assets	53,379	65,212
Total current assets	1,438,251	1,425,417
Property, plant, and equipment, net of accumulated depreciation of $844,077 in 2024 and $781,367 in 2023	760,775	773,552
Goodwill	729,783	669,064
Intangible assets, net	270,361	243,553
Operating lease right-of-use assets	106,698	69,561
Other non-current assets	71,792	60,555
Total assets	$3,377,660	$3,241,702
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,203	$6,203
Accounts payable	455,485	451,680
Accrued compensation and employee benefits	91,973	109,626
Current portion of operating lease liabilities	21,111	23,292
Accrued distributor fees	—	56,443
Accrued expenses and other current liabilities	165,414	135,505
Total current liabilities	740,186	782,749
Long-term debt	592,161	594,283
Deferred income taxes	69,462	71,497
Operating lease liabilities	82,924	41,975
Other long-term liabilities	93,910	90,167
Total liabilities	1,578,643	1,580,671
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 190.5 million shares and 191.3 million shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,905	1,913
Capital in excess of par value of common stock	2,157,822	2,166,911
Accumulated deficit	(303,665)	(455,676)
Accumulated other comprehensive loss	(41,752)	(36,526)
ChampionX stockholders’ equity	1,814,310	1,676,622
Noncontrolling interest	(15,293)	(15,591)
Total equity	1,799,017	1,661,031
Total liabilities and equity	$3,377,660	$3,241,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2023	191,135	$1,913	$2,166,911	$(455,676)	$(36,526)	$(15,591)	$1,661,031
Net income	—	—	—	112,923	—	237	113,160
Other comprehensive loss	—	—	—	—	(6,985)	—	(6,985)
Stock-based compensation	677	7	6,166	—	—	—	6,173
Stock options exercised	168	2	915	—	—	—	917
Taxes withheld on issuance of stock-based awards	—	—	(11,821)	—	—	—	(11,821)
Dividends declared to common stockholders ($0.095 per share)	—	—	—	(17,967)	—	—	(17,967)
Repurchase and cancellation of common stock	(1,611)	(18)	(18,288)	(31,093)	—	—	(49,399)
Cumulative translation adjustments	—	—	—	—	—	65	65
March 31, 2024	190,369	$1,904	$2,143,883	$(391,813)	$(43,511)	$(15,289)	$1,695,174
Net income	—	—	—	52,569	—	2,822	55,391
Other comprehensive loss	—	—	—	—	(6,641)	—	(6,641)
Stock-based compensation	9	—	6,505	—	—	—	6,505
Stock options exercised	81	1	595	—	—	—	596
Taxes withheld on issuance of stock-based awards	—	—	(136)	—	—	—	(136)
Dividends declared to common stockholders ($0.095 per share)	—	—	—	(18,201)	—	—	(18,201)
Cumulative translation adjustments	—	—	—	—	—	(38)	(38)
Distributions to noncontrolling interest	—	—	—	—	—	(3,417)	(3,417)
June 30, 2024	190,459	$1,905	$2,150,847	$(357,445)	$(50,152)	$(15,922)	$1,729,233
Net income	—	—	—	72,008		1,659	73,667
Other comprehensive income	—	—	—	—	8,400	—	8,400
Stock-based compensation	5	—	6,646	—	—	—	6,646
Stock options exercised	60	—	384	—	—	—	384
Taxes withheld on issuance of stock-based awards	—	—	(55)	—	—	—	(55)
Dividends declared to common stockholders ($0.095 per share)	—	—	—	(18,228)	—	—	(18,228)
Distributions to noncontrolling interest	—	—	—	—	—	(1,037)	(1,037)
Cumulative translation adjustments	—	—	—	—	—	7	7
September 30, 2024	190,524	$1,905	$2,157,822	$(303,665)	$(41,752)	$(15,293)	$1,799,017

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2022	198,466	$1,985	$2,249,698	$(527,603)	$(29,530)	$(17,335)	$1,677,215
Net income	—	—	—	63,532	—	(388)	63,144
Other comprehensive loss	—	—	—	—	(15,312)	—	(15,312)
Stock-based compensation	327	3	5,231	—	—	—	5,234
Stock options exercised	481	5	3,009	—	—	—	3,014
Taxes withheld on issuance of stock-based awards	—	—	(5,100)	—	—	—	(5,100)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,784)	—	—	(16,784)
Repurchase and cancellation of common stock	(1,302)	(13)	(14,811)	(25,603)	—	—	(40,427)
Distributions to noncontrolling interest	—	—	—	—	—	(823)	(823)
Cumulative translation adjustments	—	—	—	—	—	8	8
March 31, 2023	197,972	$1,980	$2,238,027	$(506,458)	$(44,842)	$(18,538)	$1,670,169
Net income	—	—	—	95,797	—	829	96,626
Other comprehensive income	—	—	—	—	9,149	—	9,149
Stock-based compensation	180	2	6,339	—	—	—	6,341
Stock options exercised	27	—	24	—	—	—	24
Taxes withheld on issuance of stock-based awards	—	—	(2,039)	—	—	—	(2,039)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,758)	—	—	(16,758)
Repurchase and cancellation of common stock	(1,883)	(19)	(21,442)	(29,729)	—	—	(51,190)
June 30, 2023	196,296	$1,963	$2,220,909	$(457,148)	$(35,693)	$(17,709)	$1,712,322
Net income	—	—	—	77,711	—	3,081	80,792
Other comprehensive loss	—	—	—	—	(6,921)	—	(6,921)
Stock-based compensation	129	1	6,088	—	—	—	6,089
Stock options exercised	444	5	2,754	—	—	—	2,759
Taxes withheld on issuance of stock-based awards	—	—	(2,593)	—	—	—	(2,593)
Dividends declared to common stockholders ($0.085 per share)	—	—	—	(16,718)	—	—	(16,718)
Repurchase and cancellation of common stock	(1,883)	(19)	(21,418)	(46,676)	—	—	(68,113)
Distributions to noncontrolling interest	—	—	(766)	—	—	(716)	(1,482)
Cumulative translation adjustments	—	—	—	—	—	(7)	(7)
September 30, 2023	194,986	$1,950	$2,204,974	$(442,831)	$(42,614)	$(15,351)	$1,706,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$242,218	$240,562
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	183,291	177,226
(Gain) loss on sale-leaseback transaction and disposal group	(29,826)	12,965
Loss on Argentina Blue Chip Swap transaction	7,086	—
Stock-based compensation	19,324	17,664
Provision for inventory obsolescence and write-downs	11,339	16,354
Deferred income taxes	(16,810)	(15,380)
Loss (gain) on disposal of fixed assets	868	(1,480)
Amortization of deferred loan costs and accretion of discount	3,180	3,044
Other	4,796	4,791
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	115,269	85,181
Inventories	(40,118)	(50,011)
Leased assets	(24,193)	(38,597)
Other assets	6,665	17,470
Accounts payable	(30,577)	(7,018)
Other liabilities	(70,081)	(91,453)
Net cash flows provided by operating activities	382,431	371,318

Cash flows from investing activities:
Capital expenditures	(101,403)	(110,965)
Proceeds from sale of fixed assets	9,323	12,328
Proceeds from sale-leaseback transaction	44,292	—
Purchase of investments	(31,526)	—
Sale of investments	24,358	—
Acquisitions, net of cash acquired	(123,269)	—
Net cash used for investing activities	(178,225)	(98,637)

Cash flows from financing activities:
Proceeds from long-term debt	—	15,500
Repayment of long-term debt	(4,652)	(43,625)
Payment of debt issue costs	—	(1,028)
Repurchases of common stock	(49,399)	(159,730)
Dividends paid	(52,430)	(48,309)
Payments related to taxes withheld on stock-based compensation	(12,012)	(9,732)
Proceeds expected to be remitted under the Accounts Receivable Facility	28,463	14,032
Other	(12,597)	(3,656)
Net cash used for financing activities	(102,627)	(236,548)

Effect of exchange rate changes on cash and cash equivalents	(1,027)	(1,314)

Net increase in cash and cash equivalents	100,552	34,819
Cash and cash equivalents at beginning of period	288,557	250,187
Cash and cash equivalents at end of period	$389,109	$285,006

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

During the nine months ended September 30, 2024, we recorded third party legal and professional fees of $23.4 million in connection with the Merger Agreement with SLB. These costs are reflected in selling, general and administrative expense within our condensed consolidated statement of income.

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

•Production & Automation Technologies—designs, manufactures, markets and services a full range of artificial lift equipment, and end-to-end digital automation solutions, as well as other production equipment and asset monitoring technologies. Production & Automation Technologies’ products are sold under a collection of brands including Harbison-Fischer, Norris, Alberta Oil Tool, Oil Lift Technology, PCS Ferguson, Pro-Rod, Upco, Unbridled ESP, Norriseal-Wellmark, Quartzdyne, Spirit, Theta, Timberline, Windrock, Artificial Lift Performance and RMSpumptools.

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

Segment revenue and segment operating profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Segment revenue:
Production Chemical Technologies	$559,539	$604,254	$1,719,224	$1,770,240
Production & Automation Technologies	275,700	256,148	772,801	761,852
Drilling Technologies	51,792	54,869	159,886	168,900
Reservoir Chemical Technologies	20,531	25,093	72,359	74,752
Corporate and other (1)	(1,029)	(581)	(2,324)	38,986
Total revenue	$906,533	$939,783	$2,721,946	$2,814,730

Segment operating profit (loss):
Production Chemical Technologies	$87,260	$94,560	$260,480	$248,037
Production & Automation Technologies	34,136	28,299	84,813	96,299
Drilling Technologies	11,501	12,255	67,766	36,802
Reservoir Chemical Technologies	1,675	2,461	9,784	6,634
Total segment operating profit	134,572	137,575	422,843	387,772
Corporate and other (1)	18,690	14,030	54,590	37,122
Interest expense, net	14,137	13,744	43,493	40,754
Income before income taxes	$101,745	$109,801	$324,760	$309,896
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

Revenue disaggregated by geography was as follows:

	Three Months Ended September 30, 2024
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$259,673	$201,925	$41,114	$10,781	$—	$513,493
Latin America	60,686	11,620	—	2,726	—	75,032
Middle East & Africa	83,660	22,175	1,884	4,425	(1,029)	111,115
Canada	76,537	18,304	4,543	564	—	99,948
Europe	55,262	4,146	3,101	1,371	—	63,880
Asia-Pacific	17,720	3,353	1,150	631	—	22,854
Australia	6,001	14,177	—	33	—	20,211
Other	—	—	—	—	—	—
Total revenue	$559,539	$275,700	$51,792	$20,531	$(1,029)	$906,533

	Three Months Ended September 30, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$250,980	$191,139	$41,314	$14,131	$(30)	$497,534
Latin America	136,714	5,400	—	2,821	—	144,935
Middle East & Africa	75,086	17,889	2,218	6,959	(547)	101,605
Canada	73,107	20,362	3,661	257	—	97,387
Europe	47,791	4,680	6,289	714	(4)	59,470
Asia-Pacific	15,075	3,846	1,387	199	—	20,507
Australia	5,501	12,832	—	12	—	18,345
Other	—	—	—	—	—	—
Total revenue	$604,254	$256,148	$54,869	$25,093	$(581)	$939,783
______________________
(1)    The sales related to the Cross Supply and Product Transfer Agreement with Ecolab were included within Corporate and other from June 3, 2020 through June 30, 2023. Beginning July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.

	Nine Months Ended September 30, 2024
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$763,298	$588,545	$125,055	$37,444	$—	$1,514,342
Latin America	247,262	22,696	221	10,691	—	280,870
Middle East & Africa	256,994	51,552	6,163	17,509	(2,324)	329,894
Canada	233,791	51,806	12,949	1,545	—	300,091
Europe	148,900	12,208	12,861	3,681	—	177,650
Asia-Pacific	53,665	7,664	2,637	1,452	—	65,418
Australia	15,314	38,330	—	37	—	53,681
Other	—	—	—	—	—	—
Total revenue	$1,719,224	$772,801	$159,886	$72,359	$(2,324)	$2,721,946

	Nine Months Ended September 30, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$729,658	$581,335	$128,507	$38,381	$20,574	$1,498,455
Latin America	377,268	15,545	—	9,833	1,719	404,365
Middle East & Africa	233,849	48,066	7,666	20,819	(985)	309,415
Canada	219,674	56,547	10,350	1,215	18	287,804
Europe	151,009	14,619	18,993	1,857	5,121	191,599
Asia-Pacific	32,866	9,451	3,382	2,070	12,539	60,308
Australia	16,586	36,289	—	14	—	52,889
Other	9,330	—	2	563	—	9,895
Total revenue	$1,770,240	$761,852	$168,900	$74,752	$38,986	$2,814,730

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Contract assets	$—	$—
Contract liabilities - current	$16,026	$27,406

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	September 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	$616,141	$460,209	$155,932	$583,326	$438,181	$145,145
Unpatented technologies	175,231	91,220	84,011	142,760	75,224	67,536
Trademarks	62,050	42,120	19,930	59,862	39,564	20,298
Patents	36,223	30,535	5,688	36,438	30,664	5,774
	889,645	624,084	265,561	822,386	583,633	238,753
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$894,445	$624,084	$270,361	$827,186	$583,633	$243,553

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2023	$356,558	$211,370	$101,136	$—	$669,064
Acquisitions (1)	—	60,754	—	—	60,754
Foreign currency translation	(2,366)	2,331	—	—	(35)
September 30, 2024	$354,192	$274,455	$101,136	$—	$729,783
______________________
(1)    See Note 10—Acquisitions, Divestitures and Sale Leaseback for additional information related to the acquisitions completed during the first and third quarters of 2024.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

NOTE 5—DEBT

Long-term debt consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
2022 Revolving Credit Facility	$—	$—
2022 Term Loan Facility	614,109	618,762
Total	614,109	618,762
Net unamortized discounts and issuance costs	(15,745)	(18,276)
Total long-term debt	598,364	600,486
Current portion of long-term debt (1)	(6,203)	(6,203)
Long-term debt, less current portion	$592,161	$594,283
_______________________
(1) Includes the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of September 30, 2024.

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the prior credit agreement. The Restated Credit Agreement provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” and, together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. The initial amount drawn under the 2022 Revolving Credit Facility has been repaid. As of September 30, 2024, we had no amounts outstanding under the 2022 Revolving Credit Facility.

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which began on December 30, 2022. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, we had $78.7 million and $70.7 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately eight locations, the majority of which are in the United States (“U.S.”). Environmental liabilities have been accrued to reflect our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of September 30, 2024 and December 31, 2023, environmental liability accruals related to these locations were $5.8 million and $5.9 million, respectively.

Prior to the commencement of our operations as an independent publicly traded company in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma. Initial remedial efforts were undertaken at the time of discovery of the contamination and we have since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”) ODEQ approved our long-term remediation plan, prepared in connection with an engineering and consulting firm engaged for this purpose and we have accrued liabilities of approximately
$1.7 million for this remediation plan. We are now in discussion with ODEQ to finalize a consent order and we cannot fully anticipate the timing, outcome or possible impact of further remedial activities that may be required in a final order, financial or otherwise. Liabilities could increase in the future until such time as we ultimately reach agreement with ODEQ on our remediation plan in a final consent order and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of September 30, 2024.

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after an explosion and fire, resulting in a massive oil spill. Certain entities that are now subsidiaries of ChampionX as a result of the acquisition of the Chemical Technologies business in 2020 (collectively the “COREXIT Defendants”) supplied COREXIT™ 9500, an oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule, which was used in the response to the spill. In connection with the provision of COREXIT™ 9500, the COREXIT Defendants were named in several lawsuits. Cases arising out of the Deepwater Horizon accident were administratively transferred and consolidated for pre-trial purposes under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 in the United States District Court in the Eastern District of Louisiana (E.D. La.) (“MDL 2179”). Claims related to the response to the oil spill were consolidated in a master complaint captioned the “B3 Master Complaint.” In 2011, Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) named the COREXIT Defendants and other unaffiliated companies as first party defendants (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against the COREXIT Defendants and other unaffiliated cross defendants. In April and June 2011, in support of its defense of the claims against it, the COREXIT Defendants filed counterclaims against the Cross Claimants. On May 18, 2012, the COREXIT Defendants filed a motion for summary judgment as to the claims in the B3 Master Complaint. On November 28, 2012, the Court granted the COREXIT Defendants’ motion and dismissed with prejudice the claims in the B3 Master Complaint asserted against the COREXIT Defendants. In February 2024, the remaining claims against other defendants in the one pending “B3” case that had asserted claims against the COREXIT Defendants were dismissed and a final judgment was entered. The deadline for that plaintiff to appeal any rulings in that case, including the MDL 2179 Court’s order granting Nalco’s motion for summary judgment, expired on March 11, 2024. As a result, all claims against the Company related to the Deepwater Horizon accident have been dismissed and this matter is now concluded as to the Company.

NOTE 7—RESTRUCTURING EXPENSE

During the second quarter of 2024, management approved restructuring plans within our Production & Automation Technologies segment and Production Chemical Technologies segment to optimize profitability, which includes the exit of certain products, facility closures, and reducing headcount across the organization to support the remaining business. The actions were completed under the second quarter plans during the third quarter. Additionally, management approved a restructuring plan during the third quarter of 2024 related to a workforce reduction within our Production Chemical Technologies segment. We expect the completion of all actions under the plan by the fourth quarter of 2024. Management also approved various restructuring plans in the prior year, which we expect to be completed during 2024.

The following table presents the restructuring expense by segment as classified in our condensed consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Segment restructuring expense (income):
Production Chemical Technologies	$4,291	$58	$5,883	$4,636
Production & Automation Technologies	132	—	5,116	785
Drilling Technologies	—	—	—	—
Reservoir Chemical Technologies	—	32	—	855
Corporate and other	—	—	—	4
Total	$4,423	$90	$10,999	$6,280

Statements of Income classification:
Cost of goods and services	$812	$29	$5,197	$2,573
Selling, general and administrative expense	3,611	61	5,802	3,707
Total	$4,423	$90	$10,999	$6,280

Our liability balance for restructuring expense at September 30, 2024 reflects contract termination costs, employee severance and related benefits initiated during prior periods.

The following table details our restructuring accrual activities during the nine months ended September 30, 2024:

(in thousands)	Restructuring Accrual Balance
December 31, 2023	$13,974
Restructuring charges	10,999
Asset sales and write-offs	(3,848)
Payments	(7,040)
Other, including foreign currency translation	(205)
September 30, 2024	$13,880

NOTE 8—STOCKHOLDERS' EQUITY

Dividends

On January 31, 2024, our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock. Our third quarter cash dividend of $0.095 per share was declared on August 15, 2024 and is payable on October 25, 2024, to shareholders of record on October 4, 2024. As a result, we recorded a dividend payable of $19.0 million on our condensed consolidated balance sheet as of September 30, 2024. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock which was increased by our Board to $750 million on October 24, 2022. On January 31, 2024, our Board authorized a further increase in the aggregate value of shares that may be repurchased under the share repurchase program to $1.5 billion. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During the three months ended September 30, 2024, we did not repurchase any shares under the share repurchase program. During the nine months ended September 30, 2024, we repurchased and cancelled 1,611,055 shares of common stock for a total of $49.4 million, including commissions and excise tax.

NOTE 9—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income attributable to ChampionX	$72,008	$77,711	$237,500	$237,040

Weighted-average number of shares outstanding	190,496	195,881	190,575	197,058
Dilutive effect of stock-based compensation	2,866	3,711	3,080	3,967
Total shares and dilutive securities	193,362	199,592	193,655	201,025

Earnings per share attributable to ChampionX:
Basic	$0.38	$0.40	$1.25	$1.20
Diluted	$0.37	$0.39	$1.23	$1.18

For all periods presented, the computation of diluted earnings per share excludes awards with an anti-dilutive impact. For the three and nine months ended September 30, 2024, the diluted shares include the dilutive impact of equity awards except for approximately 0.1 million and 0.1 million shares, respectively, that were excluded because their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2023, the diluted shares include the dilutive impact of equity awards except for approximately 0.2 million shares and 0.4 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

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

Artificial Lift Performance Limited

On February 26, 2024, we acquired Artificial Lift Performance Limited (“ALP”), a provider of advanced analytics solutions for enhancing oil and gas production performance based in Edinburgh, Scotland. These assets and liabilities have been included in our Production & Automation Technologies segment. Under the terms of the agreements, we paid $13.4 million, inclusive of working capital adjustments, with an additional $1.7 million payable on the first anniversary of the closing date, and a maximum earn out potential of $3.0 million over the next two years. As part of our purchase price allocation, we recorded definite-lived intangible assets of $10.4 million which consists of assumed software, trademarks and customer relationships and recorded $9.4 million of goodwill, which is inclusive of purchase price accounting adjustments. In addition, we assumed liabilities of $7.6 million, which includes the holdback payment and earn-out consideration. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

RMSpumptools Limited

On July 8, 2024, we completed the acquisition of RMSpumptools Limited, a UK-based company that designs and manufactures highly engineered mechanical and electrical solutions for complex artificial lift applications. The purpose of the acquisition is to create growth opportunities in the artificial lift business internationally and this business line will be included in our Production & Automation Technologies segment. We paid $106.1 million, and as part of our purchase price allocation, we recorded definite-lived intangible assets of $53.0 million, which consists of customer relationships, unpatented technology and trade names and recorded $45.0 million of goodwill, which is inclusive of purchase price accounting adjustments. In addition, we assumed liabilities of $29.0 million, which includes a $13.8 million deferred tax liability. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

The following table provides the initial allocation of the purchase price as of the acquisition date.

(in thousands)
Cash and cash equivalents	$4,262
Receivables	14,466
Inventories	15,168
Prepaid expenses and other current assets	484
Property, plant, and equipment	1,335
Identifiable intangible assets	53,000
Operating leases right-of-use asset	1,162
Other noncurrent assets	192
Total identifiable assets acquired	90,069
Accounts payable	6,342
Accrued compensation and employee benefits	3,261
Accrued expenses and other current liabilities	4,296
Deferred income taxes	13,849
Operating lease liabilities	1,267
Total liabilities assumed	29,015
Net identifiable assets acquired	61,054
Goodwill	45,005
Total net assets acquired	$106,059

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their preliminary fair value estimates as of the acquisition date. The measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The excess of the purchase price over such fair values was recorded as goodwill. The purchase price allocation is based upon a preliminary valuation only and will be finalized upon completion of certain valuation procedures. We will complete the purchase price allocation and valuation during the 12-month period following the acquisition date.

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

We assess the fair value of the CT Russia Business (less any costs to sell) each reporting period that it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. During the first quarter of 2023, we assessed the fair value less cost to sell the business to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023, which is reflected in loss (gain) on disposal group and sale-leaseback transaction within our condensed consolidated statements of income. There were no charges in the three and nine month periods ended September 30, 2024.

Sale Leaseback

Orem, Utah

On March 29, 2024, we entered into a sale-leaseback agreement with an unrelated party involving three buildings in Orem, Utah. Under the arrangement, the property (land and buildings) with a net book value of $14.1 million was sold for $45.5 million and leased back under a twenty year lease agreement. We received cash of $44.3 million, net of closing costs and other fees related to the sale of the property. The lease provides for annual base payments of $3.3 million and expires in March 2044 with an option to extend the term of the lease for one additional seven-year period. The transaction qualifies as a sale leaseback, and as a result, we recorded a $29.8 million net gain on sale. Additionally, we established a $37.7 million right of use asset and $37.7 million operating lease liability.

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
Level 3- Inputs are unobservable inputs for which there is little or no market data available.
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
(in thousands)	Measurement Level	September 30, 2024	December 31, 2023
Assets
Foreign currency forward contracts	Level 2	$5,828	$6,231
Interest rate swaps	Level 2	2,126	5,599
Total		$7,954	$11,830

Liabilities
Foreign currency forward contracts	Level 2	$5,637	$5,354
Interest rate swaps	Level 2	94	—
Total		$5,731	$5,354

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

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$—	$—	$—	$—
2022 Term Loan Facility	$614,109	$617,948	$618,762	$623,402

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

	Derivative Assets		Derivative Liabilities
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Prepaid expenses and other current assets	$7,954	$11,004	$—	$—
Other non-current assets	—	826	—	—
Accrued expenses and other current liabilities	—	—	5,637	5,354
Other long-term liabilities	—	—	94	—
	$7,954	$11,830	$5,731	$5,354

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	September 30, 2024	December 31, 2023
Notional value of foreign currency forward contracts and interest rate swaps	$959,792	$892,711

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

Effect of Derivative Instruments on Income

The loss (gain) of all derivative instruments recognized is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Loss (gain) reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$(526)	$(190)	$(839)	$(2,113)
Interest expense	(1,749)	(1,645)	(5,166)	(3,904)
Loss (gain) on derivatives not designated as hedging instruments:
Other (income) expense, net	1,112	778	(1,759)	3,125
Total loss (gain) of derivative instruments	$(1,163)	$(1,057)	$(7,764)	$(2,892)

NOTE 13—INVENTORIES

Inventories consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$144,386	$137,402
Work in progress	25,603	16,915
Finished goods	457,778	445,437
	627,767	599,754
Inventory reserve	(30,714)	(29,081)
LIFO adjustments (1)	(50,236)	(49,124)
Inventories, net	$546,817	$521,549
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

Accounts receivable sold under the JPM Accounts Receivable Facility were $513.6 million for the nine months ended September 30, 2024. The accounts receivable sold that remained outstanding under the JPM Accounts Receivable Facility as of September 30, 2024 was $97.0 million. Accounts receivable sold under the HSBC Accounts Receivable Facility were $59.8 million for the nine months ended September 30, 2024. The accounts receivable sold that remained outstanding under the HSBC Accounts Receivable Facility as of September 30, 2024 was $23.2 million.

During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $1.8 million and $5.6 million for the three and nine months ended September 30, 2024, respectively, under the JPM Accounts Receivable Facility. The loss on sale of accounts receivable was $0.4 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, under the HSBC Accounts Receivable Facility.

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

NOTE 15—SUPPLY CHAIN FINANCE

We use a supply chain finance program in connection with the purchase of goods, which allows our suppliers to work directly with a third party to provide financing by purchasing their receivables earlier in the payment cycle. We maintain the same contractually agreed upon invoice terms prior to each supplier entering into the program. As of September 30, 2024, we had approximately $33.4 million outstanding under the program, which is included in accounts payable on our condensed consolidated balance sheet.

NOTE 16—CASH FLOW INFORMATION

Leased Asset Program

Our electrical submersible pumping leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the nine months ended September 30, 2024 and 2023, we transferred $80.7 million and $77.2 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

Argentina Blue Chip Swap

The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. During the three and six months ended June 30, 2024, we executed certain trades known as Blue Chip Swaps, which effectively results in the use of a parallel U.S. dollar exchange rate to convert available Argentine pesos to U.S. dollars. This parallel rate, which cannot be used as the basis to remeasure our net monetary assets in U.S. dollars under GAAP, was on average 27% and 29% higher than Argentina's official exchange during the three and six months ended June 30, 2024, respectively. The Blue Chip Swap transactions resulted in $3.1 million and $7.1 million pre-tax loss on investment during the three and six months ended June 30, 2024, respectively. These losses are reflected in other expense (income), net, within our condensed consolidated statements of income. We did not enter into any Blue Chip Swaps during the third quarter of 2024.

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

Business Environment

We monitor macro-economic conditions and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. Our business segments provide a broad range of technologies and products to support oil and gas production, exploration and development, and the midstream sector. As a result, we are substantially dependent upon global oil production levels, as well as new investment activity levels in the oil and gas and midstream sectors. Demand for our products, technologies and services is impacted by overall global demand for oil and gas, ongoing depletion rates of existing oil and gas wells, and our customers’ willingness to invest in the exploration for and development of new oil and gas resources. Our customers determine their operating and capital budgets based on current and expected future crude oil and natural gas prices, U.S. and worldwide rig count, U.S. well completions and expected industry cost levels, among other factors. Crude oil and natural gas prices are impacted by supply and demand, which are influenced by macroeconomic, geopolitical, and other events, and have historically been subject to substantial volatility and cyclicality. Rig count, footage drilled and completed, and exploration and production investment by oil and gas operators have often been used as leading indicators for the level of drilling and development activity and future production levels in the oil and gas sector.

Market Conditions and Outlook

In recent years, oil prices have remained volatile due to various factors such as global economic growth, as well as oil supply constraints, geopolitical developments, and inflationary pressures. During the first three quarters of 2024, oil prices continued to rise, most likely driven by the perception of heightened geopolitical risk related to the attacks targeting commercial ships transiting the Red Sea shipping channel and elevated tensions in the Middle East region. In early October 2024, oil prices began to decline slightly driven by concerns over weaker than expected demand from China and the oil supply/demand outlook into 2025.

The OPEC+ voluntary production cuts extension through November 2024 is supportive of oil prices in the short term. However, in September 2024, OPEC+ announced a phase-out of the voluntary production cuts beginning December 2024 through the following 12 months. OPEC+ expects the gradual nature of the phase-out will not have a dramatic effect on supply and oil price in 2025. Thus, while commodity prices currently remain constructive overall, we believe we will continue to see volatility and variability in the global market. Additionally, in particular, the U.S. rig count has trended downward slightly during the first three quarters of 2024, and most U.S. public exploration and production operators appear to be continuing capital discipline and limiting capital expenditure and activity levels to production maintenance or modest growth levels in the short term.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	September 30,	June 30,	Variance
(in thousands)	2024	2024	$
Revenue	$906,533	$893,272	$13,261
Cost of goods and services	608,764	613,426	(4,662)
Gross profit	297,769	279,846	17,923
Selling, general and administrative expense	180,501	182,995	(2,494)
(Gain) loss on sale-leaseback transaction and disposal group	57	—	57
Interest expense, net	14,137	15,421	(1,284)
Foreign currency transaction losses (gains), net	3,505	(2,767)	6,272
Other (income) expense, net	(2,176)	938	(3,114)
Income before income taxes	101,745	83,259	18,486
Provision for income taxes	28,078	27,868	210
Net income	73,667	55,391	18,276
Net income attributable to noncontrolling interest	1,659	2,822	(1,163)
Net income attributable to ChampionX	$72,008	$52,569	$19,439

Revenue. Revenue increased $13.3 million, or 1%, sequentially primarily due to the incremental revenues associated with RMSpumptools Limited, acquired on July 8, 2024.

Gross profit. Gross profit increased $17.9 million, or 6%, sequentially mainly due to increased sales as well as a $2.5 million reduction in restructuring expense compared to the prior quarter.

Selling, general and administrative expense. Selling, general and administrative expense decreased $2.5 million, or 1%, sequentially, primarily due to a reduction in third party legal and professional fees incurred related to the Merger transaction with SLB.

Foreign currency transaction losses (gains), net. Foreign currency transaction losses, net was $3.5 million for the three months ended September 30, 2024, compared to foreign currency transaction gains, net of $2.8 million in the prior quarter. The change was primarily due to the gain realized on a cash flow hedge of the purchase price of RMSpumptools Limited for the three months ended June 30, 2024 that was not repeated during the current quarter.

Other (income) expense, net. Other income, net was $2.2 million for the three months ended September 30, 2024, compared to other expense, net of $0.9 million in the prior quarter. This change was primarily due to increased earnings on equity method investments.

Provision for income taxes. Our provision for income taxes reflected effective tax rates (“ETR”) of 27.6% and 33.5% for the three months ended September 30, 2024 and June 30, 2024, respectively. The decrease to the ETR for the quarter ending September 30, 2024 was driven by lower discrete tax expense.

	Nine Months Ended
	September 30,		Variance
(in thousands)	2024	2023	$
Revenue	$2,721,946	$2,814,730	$(92,784)
Cost of goods and services	1,845,127	1,957,309	(112,182)
Gross profit	876,819	857,421	19,398
Selling, general and administrative expense	535,910	485,617	50,293
(Gain) loss on sale leaseback and disposal group	(29,826)	12,965	(42,791)
Interest expense, net	43,493	40,754	2,739
Foreign currency transaction losses (gains), net	793	21,683	(20,890)
Other expense (income), net	1,689	(13,494)	15,183
Income before income taxes	324,760	309,896	14,864
Provision for income taxes	82,542	69,334	13,208
Net income	242,218	240,562	1,656
Net income attributable to noncontrolling interest	4,718	3,522	1,196
Net income attributable to ChampionX	$237,500	$237,040	$460

Revenue. Revenue decreased $92.8 million, or 3%, for the nine months ended September 30, 2024 compared to prior year primarily due to a decline in revenues in Latin America along with an expected decline in revenue derived from the Cross Supply and Product Transfer Agreement with Ecolab Inc. (“Ecolab”).

Gross profit. Gross profit increased $19.4 million, or 2%, for the nine months ended September 30, 2024 compared to prior year, mainly due to productivity improvements and discretionary spend control.

Selling, general and administrative expense. Selling, general and administrative expense increased $50.3 million, or 10%, for the nine months ended September 30, 2024 compared to prior year, primarily due to $23.4 million in transaction costs incurred related to the Merger transaction with SLB and increased restructuring charges as compared to the prior period.

(Gain) loss on sale-leaseback transaction and disposal group. During the three months ended March 31, 2024, we entered into a sale-leaseback transaction. We received cash of $44.3 million, net of closing costs and other fees related to the sale of the property. The lease provides for annual base payments of $3.3 million and expires in March 2044 with an option to extend the term of the lease for one additional seven-year period. The transaction qualifies as a sale leaseback, and as a result, we recorded a $29.8 million net gain on sale. During the three months ended March 31, 2023, a $13.0 million loss was incurred to write down the assets within our CT Russia Business to its recoverable value, which as of March 31, 2023 was zero.

Foreign currency transaction losses (gains), net. Foreign currency transaction losses, net was $0.8 million for the six months ended September 30, 2024, compared to foreign currency transaction losses, net of $21.7 million in the prior year. The prior year included an $18.9 million exchange loss attributable to the Argentine peso devaluation.

Interest expense, net. Interest expense, net increased $2.7 million, or 7%, for the nine months ended September 30, 2024 compared to prior year primarily due to an increase in interest rates.

Other expense (income), net. Other expense, net was $1.7 million for the six months ended September 30, 2024, compared to other income, net of $13.5 million for the nine months ended September 30, 2023. This change was primarily due to the settlement of a liability that resulted in a gain during the nine months ended September 30, 2023, partially offset by the $7.1 million loss incurred on Blue Chip Swap transactions during the nine months ended September 30, 2024.

Provision for income taxes. The ETR for the first nine months of 2024 and 2023 were 25.4% and 22.4%, respectively. The increase in ETR year over year is primarily related to discrete benefits for return to provision adjustments in 2023.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	September 30,	June 30,	Variance
(in thousands)	2024	2024	$
Segment revenue:
Production Chemical Technologies	$559,539	$569,577	$(10,038)
Production & Automation Technologies	275,700	244,487	31,213
Drilling Technologies	51,792	52,888	(1,096)
Reservoir Chemical Technologies	20,531	27,123	(6,592)
Corporate and other	(1,029)	(803)	(226)
Total revenue	$906,533	$893,272	$13,261

Segment operating profit (loss):
Production Chemical Technologies	$87,260	$85,388	$1,872
Production & Automation Technologies	34,136	22,207	11,929
Drilling Technologies	11,501	11,863	(362)
Reservoir Chemical Technologies	1,675	4,363	(2,688)
Total segment operating profit	134,572	123,821	10,751
Corporate expense and other(1)	18,690	25,141	(6,451)
Interest expense, net	14,137	15,421	(1,284)
Income before income taxes	$101,745	$83,259	$18,486
Production Chemical Technologies
Revenue. Production Chemical Technologies revenue decreased $10.0 million, or 2%, sequentially, mainly due to lower sales volumes internationally.

Operating profit. Production Chemical Technologies operating profit increased $1.9 million, or 2%, in the third quarter of 2024 compared to the prior quarter due to a $3.1 million loss on the Blue Chip Swap during the three months ended June 30, 2024.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue increased $31.2 million, or 13%, in the third quarter of 2024 compared to the prior quarter primarily due to the acquisition of RMSpumptools Limited, which was completed on July 8, 2024, and higher sales in one of our artificial lift product lines.

Operating profit. Production & Automation Technologies operating profit increased by $11.9 million, or 54%, in the third quarter of 2024 compared to the prior quarter due to higher revenues and $5.0 million of restructuring charges related to the exit of certain products, facility closures and headcount reductions taken during the second quarter of 2024 that was not repeated in the current quarter.

Drilling Technologies

Revenue. Drilling Technologies revenue decreased $1.1 million, or 2%, in the third quarter of 2024 compared to the prior quarter primarily due to lower sales volumes in the bearings product line associated with customers managing inventory levels.

Operating profit. Drilling Technologies third quarter operating profit is essentially flat compared to the second quarter of 2024.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue decreased $6.6 million, or 24%, in the third quarter of 2024 compared to the prior quarter primarily due to lower sales volume in the U.S. and internationally.

Operating profit. Reservoir Chemical Technologies operating profit decreased $2.7 million or 62% primarily due to lower sales volume, as mentioned above.

	Nine Months Ended September 30,		Variance
(in thousands)	2024	2023	$
Segment revenue:
Production Chemical Technologies	$1,719,224	$1,770,240	$(51,016)
Production & Automation Technologies	772,801	761,852	10,949
Drilling Technologies	159,886	168,900	(9,014)
Reservoir Chemical Technologies	72,359	74,752	(2,393)
Corporate(1)	(2,324)	38,986	(41,310)
Total revenue	$2,721,946	$2,814,730	$(92,784)

Segment operating profit (loss):
Production Chemical Technologies	$260,480	$248,037	$12,443
Production & Automation Technologies	84,813	96,299	(11,486)
Drilling Technologies	67,766	36,802	30,964
Reservoir Chemical Technologies	9,784	6,634	3,150
Total segment operating profit	422,843	387,772	35,071
Corporate expense and other(1)	54,590	37,122	17,468
Interest expense, net	43,493	40,754	2,739
Income before income taxes	$324,760	$309,896	$14,864
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

Production Chemical Technologies

Revenue. Production Chemical Technologies revenue decreased $51.0 million, or 3%, as compared to the prior year, mainly due to lower sales volumes in Latin America.

Operating profit. Operating profit increased $12.4 million, or 5%, compared to the prior year, primarily due to continued productivity initiatives, and discretionary spend control. The prior year period included a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023, to write down the assets of the CT Russia business to zero.

Production & Automation Technologies

Revenue. Revenue remained essentially flat as compared to the prior year, primarily due to a decrease in customer activity partially offset by revenues related to the acquisition of RMSpumptools which was completed on July 8, 2024.

Operating profit. Operating profit decreased $11.5 million, or 12%, compared to the prior year primarily due to lower sales volumes as noted above, $5.1 million of restructuring charges related to the exit of certain products, facility closures, and headcount reductions across the segment and $2.6 million related to business acquisition costs.

Drilling Technologies

Revenue. Revenue decreased $9.0 million, or 5%, as compared to the prior year due to lower worldwide rig count and product mix.

Operating profit. Operating profit increased $31.0 million, or 84%, compared to the prior year primarily due to the $29.8 million gain on the sale leaseback of the U.S. Synthetic buildings and land during the first quarter of 2024. Excluding the gain, operating profit increased $1.1 million due to improved processing costs.

Reservoir Chemical Technologies

Revenue. Revenue decreased $2.4 million, or 3%, compared to the prior year primarily due to lower sales volumes.

Operating profit. Operating profit increased $3.2 million, or 47%, compared to the prior year, due to continued productivity initiatives, and discretionary spend control.

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

At September 30, 2024, we had cash and cash equivalents of $389.1 million compared to $288.6 million at December 31, 2023, primarily for working capital and operational purposes. At September 30, 2024, we had total liquidity of $1.1 billion, comprised of $389.1 million of cash and cash equivalents and $670.9 million of available capacity under the 2022 Revolving Credit Facility (as defined below).

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

At September 30, 2024, we had a long-term debt balance of $592.2 million, net of the current portion of long-term debt of $6.2 million, consisting of the 2022 Term Loan Facility with a principal amount of $614.1 million.

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

On January 31, 2024, our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock. Our third quarter cash dividend of $0.095 per share was declared on August 15, 2024 and is payable on October 25, 2024, to shareholders of record on October 4, 2024. As a result, we recorded a dividend payable of $19.0 million on our condensed consolidated balance sheet as of September 30, 2024. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a $250 million share repurchase program (“Share
Repurchase Program”) which was increased to $750 million by the Board on October 24, 2022. On January 31, 2024, our Board authorized a further increase in the aggregate value of shares that may be repurchased under the share repurchase program to $1.5 billion. Under the Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. During the three months ended September 30, 2024, we did not repurchase any shares under the Share Repurchase Program. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

Over the next year, we expect to fund our capital expenditures and reduce outstanding debt through earnings and working capital improvements. We project capital spending for 2024 to be approximately 3.5% of revenue inclusive of capital investments for our electric submersible pump leased assets.

Information related to guarantees is incorporated herein by reference from Note 6—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash from operating activities	$382,431	$371,318
Cash used in investing activities	(178,225)	(98,637)
Cash used in financing activities	(102,627)	(236,548)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,027)	(1,314)
Net increase (decrease) in cash and cash equivalents and restricted cash	$100,552	$34,819

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2024 was $382.4 million as compared to $371.3 million for the nine months ended September 30, 2023. The change was primarily driven by the increase in net income of $1.7 million, and decreased use of cash for working capital items. Changes in working capital items used cash of $43.0 million during the nine months ended September 30, 2024 compared to cash used of $84.4 million during the nine months ended September 30, 2023. The change in working capital items primarily related to decreases in inventory purchases and a decrease in accounts payable as compared to the prior year period.

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

Investing Activities

Cash used in investing activities was $178.2 million for the nine months ended September 30, 2024, and was primarily comprised of capital expenditures of $101.4 million, purchases of investments of $31.5 million, and acquisitions net of cash acquired of $123.3 million, partially offset by $44.3 million of proceeds from the sale-leaseback transaction, $24.4 million from the sale of investments, and $9.3 million from the sale of fixed assets.

Cash used in investing activities was $98.6 million for the nine months ended September 30, 2023, and was primarily comprised of capital expenditures of $111.0 million, partially offset by $12.3 million of cash proceeds from the sale of fixed assets.

Financing Activities

Cash used in financing activities of $102.6 million for the nine months ended September 30, 2024 was primarily the result of repurchases of our common stock of $49.4 million, dividends paid of $52.4 million, payments related to taxes withheld on stock-based compensation of $12.0 million, and net repayments totaling $4.7 million on long-term debt. This was partially offset by $28.5 million of proceeds expected to be remitted under the Accounts Receivable Facility (as defined below).

Cash used in financing activities of $236.5 million for the nine months ended September 30, 2023 was primarily the result of repurchases of our common stock of $159.7 million, dividends paid of $48.3 million, net repayments totaling $28.1 million on long-term debt, and payments related to taxes withheld on stock-based compensation of $9.7 million. This was partially offset by $14.0 million of proceeds expected to be remitted under the Accounts Receivable Facility and $5.8 million in cash proceeds from the exercise of stock options.

Revolving Credit Facility

A summary of the 2022 Revolving Credit Facility at September 30, 2024 was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$—	$29.1	$670.9	June 2027

Additionally, we have letters of credit outside of the 2022 Revolving Credit Facility totaling approximately $2.2 million. As of September 30, 2024, we were in compliance with all restrictive covenants under the 2022 Revolving Credit Facility.

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

Accounts receivable sold under the JPM Accounts Receivable were $513.6 million for the nine months ended September 30, 2024. The accounts receivables sold that remained outstanding under the JPM Accounts Receivable Facility as of September 30, 2024 was $97.0 million. During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $5.6 million and $5.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Accounts receivable sold under the HSBC Accounts Receivable Facility were $59.8 million for the nine months ended September 30, 2024. The accounts receivables sold that remained outstanding under the HSBC Accounts Receivable Facility as of September 30, 2024 was $23.2 million. The loss on sale of accounts receivable was $0.6 million for the nine months ended September 30, 2024 under the HSBC Accounts Receivable Facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the third quarter of 2024.
On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. On October 24, 2022, our Board increased the authorization under this program to $750 million. On January 31, 2024, our Board authorized an increase in the aggregate value of shares that may be repurchased under the Share Repurchase Program to $1.5 billion. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. As of September 30, 2024, the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $996.7 million.
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
As authorized by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a non-U.S. subsidiary of the Company which is part of our Chemical Technologies business completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (“Rhum”) totaling two thousand dollars during the period from July 1, 2024 to September 30, 2024. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary does not intend to continue the Rhum-related activities which had previously been conducted consistent with a specific license obtained from OFAC by its customers that expires January 31, 2025.

Insider Trading Arrangements and Policies

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
2.1†	Agreement and Plan of Merger, dated as of April 2, 2024, by and among ChampionX Corporation, Sodium Holdco, Inc., Schlumberger Limited and Sodium Merger Sub, Inc.	8-K/A	2.1	April 3, 2024
3.1	Second Amended and Restated Certificate of Incorporation of the Company	8-K	3.1	May 11, 2023
3.2	Amended and Restated By-Laws of the Company	8-K	3.2	May 11, 2023
10.1*	Master Receivables Purchase Agreement Facility Extension Request dated August 30, 2024
10.2*†
Fifth Amendment to Master Receivables Purchase Agreement, dated as of August 30, 2024 among ChampionX LLC and US Synthetic Corporation as Sellers, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser.

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

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	October 24, 2024