Form 10-K
period 2024-12-31
ChampionX Corp
filed 2025-02-05
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 28, 2024, by the closing price on such day of $33.21 as reported on the Nasdaq Stock Market, was $6,284,460,974.

The registrant had 190.8 million shares of common stock, $0.01 par value, outstanding as of January 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated, or such information will be included in an amendment to this Form 10-K in accordance with Instruction G(3) of Form 10-K.

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

The parties’ obligations to consummate the Merger are subject to satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including, among others: (a) adoption by ChampionX shareholders of the Merger Agreement; (b) the receipt of approval for listing of the shares of SLB Common Stock which will comprise Equity Consideration on the New York Stock Exchange, subject to official notice of issuance; (c) the absence of certain legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions (“Mutual Legal Restraint”); (d) the expiration or termination of all waiting periods applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate before a certain date, the Transactions and the receipt of all clearances, consents and approvals under certain specified regulatory laws; (e) the effectiveness of the registration statement on Form S-4 to be filed by SLB in connection with the issuance of the Equity Consideration, which will include a proxy statement of ChampionX (the “Form S-4”); (f) with respect to closing conditions for the benefit of SLB, (i) the absence of certain specified legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions, (ii) the absence of investigations of the Transaction under specified regulatory laws, (iii) the expiration of all waiting periods applicable under specified regulatory filings following SLB’s determination to submit such filings (“Specified Regulatory Filings”), (iv) receipt of all clearances, consents and approvals under the Specified Regulatory Filings and (v) the absence of certain other regulatory laws prohibiting or making illegal the consummation of the Transactions or otherwise as set forth in the Merger Agreement and (g) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations. On May 15, 2024, the Form S-4 and proxy statement/prospectus that was filed with the Securities and Exchange Commission (the “SEC”) in connection with the Transactions was declared effective by the SEC. On June 18, 2024, ChampionX’s shareholders adopted the Merger Agreement at a special meeting of shareholders.

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

BUSINESS STRATEGY

Our business strategy is rooted in fostering sustainable growth, enhancing operational efficiency, and delivering long-term value to our stakeholders. As we continue to execute on our core strategic priorities, we are also preparing for a transformative opportunity with the anticipated completion of our pending merger with SLB.

Core strategic priorities include:

Operational Excellence: We are focused on driving efficiencies across our operations through continuous improvement initiatives, advanced technologies, and disciplined capital allocation.

Customer-Centric Innovation: Delivering superior solutions to meet evolving customer needs remains central to our strategy. We are investing in research and development, as well as in talent and capabilities, designed to enhance key areas of our portfolio.

Sustainability Leadership: We are committed to advancing environmental, social, and governance (“ESG”) initiatives, with a focus on supporting our customers’ lower carbon aspirations and fostering diversity and inclusion throughout our organization.

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

Production & Automation Technologies

Production & Automation Technologies offers products, technologies, and services that facilitate the safe, efficient, and cost-effective extraction of oil and gas through artificial lift and digital automation applications. We design, manufacture, market, and service a full range of artificial lift equipment, end-to-end automation and digital solutions, as well as other production equipment and emissions monitoring solutions. Artificial lift equipment is critical to oil and gas operators for increasing pressure within the reservoir and improving oil and gas production. Our product offerings include electrical submersible pumping systems (“ESP”), gas lift systems, jet pumps, multiplex surface pumps supporting hydraulic lift, plunger lift equipment, progressive cavity pumping (“PCP”) systems, downhole rod lift systems, and methane emissions monitoring solutions. During 2024, we acquired RMSpumptools Limited, a UK-based company that designs and manufactures highly engineered mechanical and electrical solutions for complex artificial lift applications.

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

We face competition from other manufacturers and suppliers of oil and gas production and drilling equipment. Key competitors for our Production Chemical Technologies and Reservoir Chemical Technologies segments include Baker Hughes, Clariant AG, Multi-Chem (a Halliburton Service), M-I SWACO (a Schlumberger company), CES Energy Solutions Corp., SNF, Kemira, Innospec, and Rockwater. Production & Automation Technologies segment key competitors include Baker Hughes, Halliburton, Schlumberger, NOV, Weatherford International, and Tenaris. Drilling Technologies segment key competitors include DeBeers (Element 6), Schlumberger (Mega Diamond), and various suppliers in China.

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

People Oriented

At the heart of our Driven to Improve operating principle is a commitment to eliminating waste, streamlining processes, and striving for excellence every day. Feedback from employees plays a vital role in this journey, helping us shape and sustain our people-oriented, purpose-driven culture.

We actively seek employee insights through surveys designed to identify opportunities for growth and improvement. Managers are encouraged to strengthen connections with their teams by conducting regular in-person and virtual check-ins, as well as skip-level meetings, fostering meaningful dialogue and ongoing collaboration. Employees are also empowered to share feedback and ask questions at any time, including anonymously, through our online “Pipeline to the CEO.” Our Chief Executive Officer (“CEO”) personally reviews and responds to every submission, ensuring transparency and trust. These messages are accessible to all employees via our internal intranet, reflecting our dedication to open communication.

To further enhance engagement, our CEO hosts quarterly virtual Town Hall meetings, inviting participation from our global workforce. These sessions dedicate significant time to addressing employee questions, which can be submitted anonymously in advance, creating a space for candid and impactful conversations. Through these initiatives, we aim to continuously improve, build trust, and ensure every employee feels heard and valued.

Employee Footprint

At December 31, 2024, we had approximately 7,100 employees in 38 countries, with approximately 67% in North America, 11% in Latin America, 10% in Middle East and Africa, 6% in Europe, and 6% in Asia Pacific region, serving our customers worldwide. Women represented 23% of global employees and 24% of managers globally. In the United States, 42% of employees and 27% of managers identified as racially diverse.

Attracting and retaining top talent remains vital to our success. We believe our purpose-driven culture sets us apart as an employer of choice, enabling us to inspire and empower our people to thrive.

Health & Safety

The safety and well-being of our employees, customers, shareholders, and communities are paramount. Whether in our operations, the products we create, or how we engage with customers, our overarching objective is to achieve Goal Zero: zero accidents, zero incidents, and zero environmental releases.

ChampionX’s Health, Safety, and Environmental policy commits us to conducting business in ways that safeguard people, assets, and the environment. Every employee plays a critical role in fostering a safety-first culture through personal leadership, active engagement, and empowerment. We deliver comprehensive training and maintain a culture of support, equipping employees with the knowledge and tools needed to perform their jobs safely every day.

Diversity & Inclusion

ChampionX is dedicated to building a diverse workforce and fostering an inclusive workplace where all employees feel valued, aligned with our culture, and empowered to succeed. We believe having a diverse workforce is essential for driving performance and creating high-performing teams.

Our Employee Resource Groups (“ERGs”), are supported by leadership, voluntary and employee-led, and celebrate diverse backgrounds and experiences while enhancing recruitment, professional growth, retention, and community connections.

With over 1,460 participants as of December 31, 2024, ERGs provide opportunities for mentorship, skill development, and meaningful engagement across the organization. The ERGs augment other established programs designed to enhance employee development, including our Leadership Development program.

Our enterprise-wide Diversity & Inclusion (“D&I”) Council, chaired by the CEO, includes senior leaders and ERG representatives. This Council drives our D&I strategy through initiatives that:

•Attract, support, and retain diverse talent.
•Promote cultural awareness through mentoring and training.
•Strengthen ERG collaboration for workplace and community impact.
•Foster inclusion across all ChampionX locations, from offices to frontline workers.

At ChampionX, we are committed to continuous improvement, ensuring all employees contribute to and thrive in a culture of belonging.

Training & Development

At ChampionX, we prioritize the growth and development of all of our employees to drive both individual and organizational progress. Our ongoing efforts focus on designing and enhancing initiatives that attract, engage, and nurture talent, while promoting a diverse and inclusive culture.

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

Since 2021, we host an annual Development Month for employees across the globe. In 2024, 1,900 employees and managers, globally, participated in approximately 158 virtual or in-person sessions. Topics ranged from career development planning and financial acumen to business knowledge, team dynamics, continuous improvement principles, challenging implicit bias, and more. Additionally, throughout 2024, we hosted several global fireside chats on impactful themes such as building resilience, managing change, fostering care and connection, and practicing allyship. These events contributed to a holistic and enriching development experience.

To uphold our strong ethical foundation, all employees undergo annual training on ethics, compliance, and anti-corruption. Furthermore, employees complete yearly IT and cybersecurity training, supported by regular cybersecurity safety tips and internal phishing awareness campaigns to reinforce vigilance against cyber threats.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Current Position and Business Experience
Sivasankaran Somasundaram	59	President and Chief Executive Officer (2018-present) Vice President of Dover Corporation and President and Chief Executive Officer of Dover Energy (2013-2018)
Kenneth M. Fisher	63	Executive Vice President and Chief Financial Officer (2021-present)
		Executive Vice President and Chief Financial Officer, Noble Energy, Inc., an independent oil and natural gas exploration and production company (2009-2020)
Deric Bryant	52
Chief Operating Officer and President, Chemical Technologies (2020-present)
Executive Vice President and President, Upstream—Nalco Champion, an Ecolab company(1) (2019-2020)
Executive Vice President and General Manager, Oilfield Chemicals—Nalco Champion, an Ecolab company(1) (2017-2019)
Senior Vice President, Oilfield Chemicals—Nalco Champion, an Ecolab company(1) (2016-2017)
Vice President, Oilfield Chemicals for Gulf of Mexico, West Africa and Latin America—Nalco Champion, an Ecolab company(1) (2014-2016)

Robert K. Galloway	58	President, Drilling Technologies (2018-present) President—US Synthetic of Dover Corporation (2010-2018)
Paul E. Mahoney	60	President, Production & Automation Technologies (2018-present) President—Dover Artificial Lift of Dover Corporation (2014-2018)
William O’Dell, Jr.	54
President, Oilfield and Specialty Performance (2020-present)
Vice President, North America Oilfield Chemicals – Nalco Champion, an Ecolab company(1) (2018-2020)
Vice President, Oilfield Chemicals for Gulf of Mexico, Sub Sahara Africa and Latin America—Nalco Champion, an Ecolab company(1) (2017-2018)
General Manager, Downstream Americas—Nalco Champion, an Ecolab company(1) (2014-2017)

Syed Raza	58	Senior Vice President and Chief Digital Officer (2018-present)
President—Dover Energy Automation of Dover Corporation (2016-2018)
		Vice President and General Manager—Advanced Solutions of Honeywell Process Solutions (2014-2016)
Julia Wright	49	Senior Vice President, General Counsel and Secretary (2018-present)
Senior Vice President, General Counsel and Secretary—Dover Energy of Dover Corporation (2018)
Vice President and General Counsel of Nabors Industries Ltd. (2016-2018)
Interim General Counsel of Nabors Industries Ltd. (2016)
		Assistant General Counsel of Nabors Industries Ltd. (2013-2016)
Jordan Zweig	55
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
•the ability and/or desire of the Organization of the Petroleum Exporting Countries (“OPEC”) and other major international producers (collectively with OPEC, “OPEC+”) to set and maintain production levels and influence pricing;
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

We expect continued volatility in both crude oil and natural gas prices (including the possibilities that such prices could remain at current levels or decline further for an extended period of time), as well as in the level of drilling and production related activities as a result of the level of interest rates and costs of capital, decisions of OPEC+ and other oil exporting nations regarding production, and the other factors listed above. Our ability to modify and adopt our operating activities in response to lower oilfield service activity levels during periodic industry downturns or in the transition to a lower carbon economy is important to our business, results of operations and prospects. A downturn in the industry could impact demand for our products and services and could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could result in asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges.

We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials or if we are unable to obtain raw materials.

We purchase raw materials, sub-assemblies and components for use in manufacturing operations, which exposes us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect our operating profits. Like others in our industry, inflation in recent years caused increases in our raw materials costs. While we will generally attempt to mitigate the impact of increased raw material prices by endeavoring to make strategic purchasing decisions, broadening our supplier base and passing along increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of our products. Additionally, we may be unable to increase the prices of products due to the terms of existing contracts, a competitor’s pricing pressure or other factors. The inability to obtain necessary raw materials on acceptable terms could affect our ability to meet customer commitments and satisfy demand for certain products. Certain of our product lines depend on a limited number of third-party suppliers and vendors. The ability of these third parties to deliver raw materials may be affected by events beyond our control. In addition, public health threats, such as COVID-19, severe influenza and other highly communicable viruses or diseases could limit access to vendors and their facilities, or the ability to transport raw materials from our vendors, which would adversely affect our ability to obtain necessary raw materials for certain of our products or increase the costs of such materials. A significant price increase in or the unavailability of raw materials may result in a loss of customers and adversely impact our business, results of operations, financial condition and cash flows, and could result in asset impairments, including an impairment of the carrying value of our goodwill.

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
•consolidation of our customers;
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

Cost inflation including significant increases in raw material and component costs, labor rates, and global transportation and logistics costs have impacted profitability and could in future periods. In addition, our customers are also affected by inflation and the rising costs of goods and services used in their businesses, which could negatively impact their ability to purchase our products, which could adversely impact our revenue and profitability. There is no guarantee that we can increase selling prices, replace lost revenue, or reduce costs to fully mitigate the effect of inflation on our costs and business, which may adversely impact our sales margins and profitability.

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

The businesses in which we operate are characterized by changing technologies and the introduction of new products and services. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis, to introduce them into the marketplace in a timely manner, and to protect and maintain critical intellectual property assets related to these developments. Difficulties or delays in research, development or production of new products and technologies, or failure to gain customer acceptance of new products and technologies, may significantly reduce future revenue and materially and adversely affect our competitive position. While we intend to continue to commit financial resources and effort to the development of new products and services, we may not be able to successfully differentiate our products and services from those of our competitors and/or our ability to do so could be impacted by an industry downturn. Our customers may not consider our proposed products and services to be of value to them or may not view them as superior to our competitors’ products and services. In addition, our competitors or customers may develop new technologies which are similar to, or improvements on, our existing technologies.

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

Tariffs and other trade measures could adversely affect our business, results of operations, financial position and cash flows.

Our material input costs are adversely affected by tariffs imposed by the U.S. government on products imported into the United States and tariffs imposed by other jurisdictions, including the European Union, Canada, Mexico, India and China on U.S. goods and services, sanctions imposed in connection with the conflict between Russia and Ukraine, and by trade restrictions imposed on business dealings with particular entities and/or individuals. Additional tariffs, further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs for our products, disrupt our supply chain and logistics, restrict or limit the availability of materials or supplies, cause adverse financial impacts due to volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, and heighten cybersecurity threats and other restrictions. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows. Recently, the United States has proposed changes in trade policies that include export control restrictions, the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, increased economic sanctions on individuals, companies or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business or have business relationships, including with suppliers, and a number of other nations have proposed similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, results of operations and financial position.

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

The delivery of our services and products requires personnel with specialized skills and experience, and our growth, profitability and effectiveness in conducting our operations and executing our strategic plans depend in part on our ability to attract, retain and develop qualified personnel, and align them with appropriate opportunities for key management positions. We may experience employee turnover or labor shortages if our business requirements and/or expectations about when and how often employees work either on-site or remotely are inconsistent with the expectations of our employees, if employees pursue employment in fields with less volatility than in the energy industry, or as a result of uncertainties related to the Merger. Additionally, during periods of increased investment in the oil and gas industry, competition for qualified personnel may increase and the availability of qualified personnel may be further constrained. Although we believe we generally offer competitive compensation packages, our costs of operations and selling, general and administrative expenses could increase in the future if required to attract and retain qualified personnel and there is no assurance that the prices of our products and services could be increased to offset any such increases. If we are unsuccessful in our efforts to attract and retain sufficient qualified personnel on terms acceptable to us, or do so at rates necessary to maintain our liquidity and competitive position, our business, results of operations, financial condition, cash flows, and market share could be adversely affected.

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

Our operations require us to comply with a number of U.S. and international laws and regulations, including those relating to anti-corruption, anti-bribery, fair competition, export and import compliance, money laundering and data privacy. In particular, our international operations are subject to the regulations imposed by the Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010 as well as anti-bribery and anti-corruption laws of various jurisdictions in which we operate. In response to the conflict between Russia and Ukraine beginning in February 2022, the U.S. and foreign governmental bodies in jurisdictions in which we operate imposed targeted sanctions and export control measures which presented economic risk to our ability to maintain economic ties to our operations in Russia. While we strive to maintain high ethical standards and robust internal controls, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners that would violate such U.S. or international laws or regulations. Any such violations of law or improper actions could subject us to civil or criminal investigations in the United States or other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, could lead to increased costs of compliance and could damage our reputation, business, results of operations, financial condition and cash flows.

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

Risks Related to the Merger

The Merger is subject to a number of conditions to the obligations of both ChampionX and SLB to complete the Merger, including receipt of required regulatory clearances, which may impose unacceptable conditions or could delay completion of the Merger or result in termination of the Merger Agreement.

On April 2, 2024, we entered into the Merger Agreement whereby SLB will acquire ChampionX in an all-equity transaction pursuant to the Merger. Our and SLB’s respective obligations to consummate the Merger are subject to the satisfaction at or prior to the closing of numerous conditions, including, among other things, (a) adoption by our shareholders of the Merger Agreement; (b) the receipt of approval for listing of the shares of SLB Common Stock which will comprise Equity Consideration on the New York Stock Exchange, subject to official notice of issuance; (c) the absence of certain legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions; (d) the expiration or termination of the waiting period (and any extension of such period) under the HSR Act and any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate before a certain date, the Transactions and the receipt of all clearances, consents and approvals under certain specified regulatory laws; (e) the effectiveness of the registration statement on Form S-4 to be filed by SLB in connection with the issuance of the Equity Consideration, which will include a proxy statement of ChampionX; (f) with respect to SLB, (i) the absence of Mutual Legal Restraints, (ii) the absence of investigations of the Transaction under specified regulatory laws, (iii) the expiration of all waiting periods applicable under Specified Regulatory Filings following SLB’s determination to submit such filings, (iv) receipt of all clearances, consents and approvals under the Specified Regulatory Filings and (v) the absence of certain other regulatory laws prohibiting or making illegal the consummation of the Transactions or otherwise as set forth in the Merger Agreement and (g) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations.

On May 15, 2024, the Form S-4 and proxy statement/prospectus that was filed with the SEC in connection with the Transactions was declared effective by the SEC. On June 18, 2024, our shareholders adopted the Merger Agreement at a special meeting of shareholders. However, we cannot predict whether and when the other conditions to the completion of the Merger will be satisfied. Many of the conditions to the completion of the Merger are not within our or SLB’s control, and we cannot predict when, or if, these conditions will be satisfied. Furthermore, the requirement for obtaining regulatory clearances could delay the completion of the Merger for a significant period of time or prevent it from occurring. Regulators may seek to enjoin the completion of the Merger or require the parties to license, or hold separate, assets or terminate existing relationships and contractual rights, which could be in excess of the contractual requirements for remedies, or which could prevent certain of the anticipated benefits of the Merger from being achieved in a timely manner or at all.

Completion of the Merger may trigger change in control or other provisions in certain agreements to which we or any of our respective subsidiaries or joint ventures is a party.

The completion of the Merger may trigger change in control or other provisions in certain agreements to which we or any of our respective subsidiaries or joint ventures is a party. If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under such agreements, potentially terminate such agreements, or seek monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate such agreements on terms less favorable to us or our applicable subsidiary or joint venture. If our suppliers were to seek to terminate or modify their supplier arrangements, then we or our respective subsidiaries or joint ventures may be unable to procure necessary supplies or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

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

The success of the Merger, and the value that ChampionX shareholders who receive SLB Common Stock following the Merger will realize, depends on, among other things, the successful combination of ChampionX’s and SLB’s businesses in a manner that realizes anticipated synergies and benefits and meets or exceeds the forecasted stand-alone cost savings anticipated by the combined business. If the combined business is not able to successfully achieve these synergies, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. If the transaction closes, it is possible that the integration process could result in the loss of key ChampionX employees or key SLB employees, the loss of customers, providers, vendors, or business partners, the disruption of either or both parties’ ongoing businesses, inconsistencies in standards, controls, procedures, and policies, potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with and following completion of the Merger, or higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

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

The Merger Agreement contains provisions that could have discouraged or deterred a potential competing offer to acquire our common stock.

We are not permitted to solicit proposals for certain alternative business combination transactions and, subject to certain exceptions, we are not permitted to engage in discussions or negotiations regarding an alternative business combination transaction. In addition, the Merger Agreement restricted the ability of the Board to change its recommendation in support of the Merger prior to the meeting of ChampionX shareholders to vote on the adoption of the Merger Agreement, which was held on June 18, 2024. Such restrictions could have discouraged or deterred a third party, that may have been willing to pay more than SLB for our outstanding common stock, from considering or proposing such an acquisition.

Our shareholders will receive no cash consideration, other than cash in lieu of fractional shares of SLB common stock, with which to pay any potential tax liability resulting from the Merger.

Although our shareholders will receive no cash consideration in the Merger other than any cash received in lieu of fractional shares of SLB common stock, the receipt of SLB common stock and any cash in lieu of fractional shares of SLB common stock by our shareholders in exchange for ChampionX common stock in the Merger will be treated as a taxable transaction for U.S. federal income tax purposes. The amount of income, gain or loss recognized by each of our shareholders in the Merger will vary depending on each such shareholder’s particular situation, including the fair market value of the SLB common stock, the amount of any cash in lieu of fractional shares of SLB common stock received by such shareholder in the Merger, and the adjusted tax basis of the ChampionX common stock exchanged by such shareholder in the Merger.

We or SLB may waive one or more of the closing conditions without us re-soliciting shareholder approval.

We or SLB may determine to waive, in whole or in part, one or more of the conditions to us or SLB, as the case may be, being obligated to consummate the Merger. Both we and SLB currently expects to evaluate the materiality of any waiver and its effect on our respective shareholders in light of the facts and circumstances at the time to determine whether any re-solicitation of proxies by us is required in light of such waiver. Any determination whether to waive any condition to the consummation of the Merger or of us to re-solicit shareholder approval as a result of a waiver will be made by us and/or SLB at the time of such waiver based on the facts and circumstances as they exist at that time.

The shares of SLB common stock to be received by our shareholders upon the completion of the Merger will have different rights from the current rights of holders of shares of ChampionX common stock.

Upon completion of the Merger, our shareholders will no longer be shareholders of ChampionX, a Delaware corporation, but will instead become shareholders of SLB, a company organized under the laws of Curaçao, and their rights as shareholders will be governed by Curaçao law and SLB’s articles of incorporation and by-laws. Curaçao law and the terms of SLB’s articles of incorporation and by-laws may be materially different than Delaware law and the terms of our second amended and restated certificate of incorporation and amended and restated by-laws, which currently govern the rights of our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Cybersecurity Risk Management Protocols and Strategy

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

Our Cybersecurity Governance

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

The Board’s Audit Committee oversees our global cybersecurity risk environment, strategy, and priorities. Our CIO, together with other senior leaders, regularly reviews the Company’s global information technology (IT) system with the Committee, including reports on risks from cybersecurity threats and the Company’s processes to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. In 2024, this review included the CIO’s assessment of our IT and cybersecurity capabilities and continuous improvement plan. Our CIO’s report to the Audit Committee is provided annually or, if the circumstances warrant, more frequently. In addition, the Board receives periodic reports from the Audit Committee and our CIO relating to risks from cybersecurity threats.

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
•Production & Automation Technologies – Plants in Tulsa, Oklahoma; Broken Arrow, Oklahoma, Salt Lake City, Utah, Odessa, Texas; and Crowley, Texas. Technical customer support offices and operating facilities in Alberta, Canada; Australia, the United Kingdom, the Middle East, and Latin America.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on Nasdaq under the “CHX” symbol. At January 31, 2025, our number of common shareholders of record was 771.

On February 4, 2022, the Board approved a plan to initiate a regular quarterly cash dividend of $0.075 per share on the Company’s common stock and approved an increase to $0.085 per share on February 15, 2023. On January 31, 2024, our Board approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock. Our most recent quarterly cash dividend of $0.095 per share was declared on November 14, 2024, and was paid on January 31, 2025 to shareholders of record on January 3, 2025. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

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

The chart compares the percentage change in the cumulative shareholder return on our common stock against the cumulative total return of the Philadelphia Oil Service Sector Index, and the S&P Composite 500 Stock Index. The chart assumes the investment of $100 on the closing price of December 31, 2019, and the reinvestment of all dividends.

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the fourth quarter of 2024.
On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. On October 24, 2022, our Board increased the authorization under this program to $750 million. On January 31, 2024, our Board authorized an increase in the aggregate value of shares that may be repurchased under the Share Repurchase Program to $1.5 billion. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. As of December 31, 2024, the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $996.7 million.

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

Business Environment

We monitor macro-economic conditions and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. Our business segments provide a broad range of technologies and products to support oil and gas production, exploration and development, and the midstream sector. As a result, we are substantially dependent upon global oil production levels, as well as new investment activity levels in the oil and gas and midstream sectors. Demand for our products, technologies and services is impacted by overall global demand for oil and gas, ongoing depletion rates of existing oil and gas wells, and our customers’ willingness to invest in the exploration for and development of new oil and gas resources. Our customers determine their operating and capital budgets based on current and expected future crude oil and natural gas prices, U.S. and worldwide rig count, U.S. well completions, as well as expected industry cost levels, among other factors. Crude oil and natural gas prices are impacted by supply and demand, which are influenced by macroeconomic, geopolitical, and other events, and have historically been subject to substantial volatility and cyclicality. Rig count, footage drilled and completed, and exploration and production investment by oil and gas operators have often been used as leading indicators for the level of drilling and development activity and future production levels in the oil and gas sector.

Market Conditions and Outlook

Historically, oil prices have been cyclical and volatile, driven by fundamental supply and demand considerations as well as other factors including global and regional geopolitical developments. Oil prices remained relatively range-bound throughout 2024 with Brent crude oil prices fluctuating between $74 and $90 per barrel. During 2024, although global demand grew, we experienced a deceleration in demand growth compared to the recent post-COVID pandemic years. This deceleration was driven by weaker global economic conditions, the end of pandemic era demand for goods, as well as increasing adoption of clean energy technologies, particularly in China, which reduced demand for transport fuels. Global oil supply increased during 2024, due mostly to an increase in production in the U.S. where U.S. oil industry efficiency improvements managed to more than offset lower rig count.

The OPEC+ voluntary production cuts extension through April 2025 is supportive of oil prices in the short term, as the delayed production increases were set to expire December 2024. OPEC+ expects the gradual nature of the planned phase-out of production cuts will not have a substantial effect on supply and will be supportive of oil prices in 2025. Moving forward, we expect oil prices to remain cyclical, driven by both supply and demand as well as geopolitical factors.

Inflation rates continued to moderate during 2024. Nonetheless, we continue to actively monitor market trends specifically related to the sourcing of raw materials and other cost components. We also continue to work diligently to ensure selling prices offset the impact of any raw material, labor, and logistics-related inflation on our businesses. Our productivity and continuous improvement initiatives are focused on delivering expanding profit margins in all our businesses.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,		Variance
(dollars in thousands)	2024	2023	$
Revenue	$3,633,983	$3,758,285	$(124,302)
Cost of goods and services	2,445,281	2,618,646	(173,365)
Gross profit	1,188,702	1,139,639	49,063
Selling, general and administrative expense	720,632	633,032	87,600
(Gain) loss on sale-leaseback and disposal groups	(29,826)	12,965	(42,791)
Interest expense, net	55,868	54,562	1,306
Foreign currency transaction losses (gains), net	2,490	36,334	(33,844)
Other income, net	(3,337)	(21,078)	17,741
Income before income taxes	442,875	423,824	19,051
Provision for income taxes	115,746	105,105	10,641
Net income	327,129	318,719	8,410
Net income attributable to noncontrolling interest	6,863	4,481	2,382
Net income attributable to ChampionX	$320,266	$314,238	$6,028

Revenue. Revenue for the consolidated entity decreased $124.3 million, or 3%, in 2024 compared to the prior year primarily due to a decline in revenues in Latin America along with the expected decline in revenue derived from the Cross Supply and Product Transfer Agreement with Ecolab.

Gross profit. Gross profit increased $49.1 million, or 4%, year-over year, mainly due to productivity improvements and discretionary spend control.

Selling, general and administrative expense. Selling, general and administrative expense increased $87.6 million, or 14%, year-over-year primarily due to $37.8 million in transaction costs incurred related to the pending Merger with SLB, a $6.8 million increase due to the acquisition of RMSpumptools Limited and Artificial Lift Performance Limited, and a $5.0 million increase in restructuring charges as compared to the prior period.

(Gain) loss on sale-leaseback transaction and disposal group. During the three months ended March 31, 2024, we entered into a sale-leaseback transaction of the U.S. Synthetic buildings and received cash of $44.3 million, net of closing costs and other fees related to the sale of the property. The lease provides for annual base payments of $3.3 million and expires in March 2044 with an option to extend the term of the lease for one additional seven-year period. The transaction qualifies as a sale-leaseback, and as a result, we recorded a $29.8 million net gain on sale. During the three months ended March 31, 2023, a $13.0 million loss was incurred to write down the assets within our CT Russia Business to its recoverable value, which as of March 31, 2023 was zero.

Interest expense, net. Interest expense, net remained relatively flat compared to the prior period.

Foreign currency transaction losses (gains), net. Foreign currency transaction losses, net decreased $33.8 million compared to the prior year primarily due to the significant devaluation of the Argentine peso during 2023.

Other income, net. Other income, net decreased $17.7 million, primarily due to an Ecolab merger-related settlement that occurred in the prior year, and a $7.1 million pre-tax loss on a Blue Chip Swap investment during the year ended December 31, 2024, related to the Argentine peso.

Provision for income taxes. The effective tax rates for 2024 and 2023 were 26.1% and 24.8%, respectively.

SEGMENT RESULTS OF OPERATIONS

	Years Ended December 31,		Variance
(in thousands)	2024	2023	$
Segment revenue:
Production Chemical Technologies	$2,288,886	$2,404,377	$(115,491)
Production & Automation Technologies	1,042,369	1,003,146	39,223
Drilling Technologies	211,828	215,721	(3,893)
Reservoir Chemical Technologies	94,296	96,154	(1,858)
Corporate and other	(3,396)	38,887	(42,283)
Total revenue	$3,633,983	$3,758,285	$(124,302)

Income (loss) before income taxes:
Segment operating profit (loss):
Production Chemical Technologies	$364,047	$350,216	$13,831
Production & Automation Technologies	123,840	118,409	5,431
Drilling Technologies	78,469	45,481	32,988
Reservoir Chemical Technologies	12,078	10,541	1,537
Total segment operating profit	578,434	524,647	53,787
Corporate and other	79,691	46,261	33,430
Interest expense, net	55,868	54,562	1,306
Income before income taxes	$442,875	$423,824	$19,051

Production Chemical Technologies

Revenue. Revenue decreased $115.5 million, or 5%, compared to the prior year mainly due to lower sales volumes in Latin America, primarily Mexico.

Operating profit. Operating profit increased $13.8 million, or 4%, compared to the prior year primarily due to continued productivity initiatives, and discretionary spend control. The prior year period included $36.0 million of foreign exchange loss primarily due to the devaluation of the Argentine peso, and a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023, to write down the assets of the CT Russia business to zero.

Production & Automation Technologies

Revenue. Revenue increased $39.2 million, or 4%, compared to the prior year, primarily driven by revenues related to the acquisition of RMSpumptools which was completed on July 8, 2024.

Operating profit. Operating profit increased $5.4 million, or 5%, compared to the prior year primarily due to incremental revenue as noted above, partially offset by $5.1 million of restructuring charges related to the exit of certain products, facility closures, and headcount reductions across the segment and $2.6 million related to business acquisition costs.

Drilling Technologies

Revenue. Revenue decreased $3.9 million, or 2%, compared to the prior year due to lower U.S. and worldwide rig count.

Operating profit. Operating profit increased $33.0 million, or 73%, compared to the prior year primarily due to the $29.8 million gain on the sale-leaseback of the U.S. Synthetic buildings and land during the first quarter of 2024, and $3.2 million from improved processing costs.

Reservoir Chemical Technologies

Revenue. Revenue decreased $1.9 million, or 2%, compared to the prior year primarily due to lower sales volumes.

Operating profit. Operating profit increased $1.5 million compared to the prior year, due to continued productivity initiatives, and discretionary spend control.

CAPITAL RESOURCES AND LIQUIDITY

Overview

Our primary source of cash is from operating activities. We have historically generated, and expect to continue to generate, positive cash flow from operations. Cash generated from operations is generally allocated to working capital requirements, investments to support profitable revenue growth and maintain our facilities and systems, acquisitions that create value through add-on capabilities that broaden our existing businesses and support our growth strategy, as well as share repurchases, dividend payments to shareholders, and debt repayments to reduce our leverage.

At December 31, 2024, we had cash and cash equivalents of $507.7 million compared to $288.6 million at December 31, 2023, primarily for working capital and operational purposes. At December 31, 2024, we had total liquidity of $1.2 billion, comprised of $507.7 million of cash and $674.8 million of available capacity on our revolver.

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

At December 31, 2024, we had a long-term debt balance of $591.5 million, net of the current portion of long-term debt of $6.2 million, primarily consisting of the 2022 Term Loan Facility with a principal amount of $612.6 million and no amounts outstanding on the 2022 Revolving Credit Facility.

As of December 31, 2024, approximately $167.5 million, or 33%, of our cash balances were held outside the U.S. for the primary purpose of working capital and operational support needs. All of our cash held outside the U.S. could be repatriated and could be subject to foreign withholding taxes; however, the majority of our prior year foreign earnings are permanently reinvested and therefore no deferred taxes are recorded. We have $19.7 million in deferred tax liabilities associated with foreign withholding taxes on our foreign earnings from jurisdictions which are not asserted to be permanently reinvested.

Outlook

We expect to generate cash from operations to support business requirements and, if necessary, through the use of the 2022 Revolving Credit Facility. Volatility in credit, equity and commodity markets can create uncertainty for our businesses. However, the Company believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short and long-term needs with a combination of cash on hand, cash generated from operations, the 2022 Revolving Credit Facility and access to capital markets.

On February 4, 2022, the Board approved a plan to initiate a regular quarterly cash dividend of $0.075 per share of the Company’s common stock and approved an increase to $0.085 per share on February 15, 2023. On January 31, 2024, our Board approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock. Our fourth quarter cash dividend was declared on November 14, 2024 and is payable on January 31, 2025 to shareholders of record on January 3, 2025. As a result, we recorded a dividend payable of $19.0 million on our consolidated balance sheet as of December 31, 2024. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a $250 million share repurchase program (“Share Repurchase Program”) which was increased to $750 million by the Board on October 24, 2022. On January 31, 2024, our Board authorized an increase in the aggregate value of shares that may be repurchased under the Share Repurchase Program to $1.5 billion. Under the Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. During 2024, we repurchased and cancelled 1,611,055 shares of common stock for a total of $49.4 million, including commissions and excise tax. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash flow, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

Over the next year, we expect to fund our capital expenditures and reduce outstanding debt through earnings and working capital improvements. In 2025, we project capital spending to be approximately 4.0% of revenue inclusive of capital investments for our electric submersible pump leased asset.

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

As of December 31, 2024, we had approximately $70.3 million in outstanding letters of credit, surety bonds, and guarantees which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit and surety bonds in the event of default in the performance of our obligations, the probability of which we believe is remote.

Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023
Cash provided by operating activities	$589,681	$540,271
Cash used for investing activities	(215,342)	(127,779)
Cash used for financing activities	(150,457)	(373,165)
Effect of exchange rate changes on cash and cash equivalents	(4,758)	(957)
Net increase (decrease) in cash and cash equivalents	$219,124	$38,370

Operating Activities

Cash provided by operating activities in 2024 increased $49.4 million compared to 2023. The increase in cash provided by operating activities was primarily driven by tax payments of $47.6 million, deferred to the first quarter of 2025 as a result of tax payment relief provided by the U.S. Internal Revenue Service in response to Hurricane Beryl in July 2024 and the derecho storm in April 2024, and improving segment profit margins. Changes in working capital items generated cash of $13.5 million during 2024 compared to cash used of $56.8 million during 2023. The change in working capital items primarily related to a $56.4 million decrease in accrued distributor fees, decreased inventory and strong cash collections during the 2024 period.

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

Investing Activities

Cash used in investing activities was $215.3 million in 2024, and was comprised of capital expenditures of $141.3 million, $123.3 million used for acquisitions, partially offset by $44.3 million in proceeds from the sale-leaseback transaction, and $12.1 million of cash proceeds from the sale of fixed assets.

Cash used in investing activities was $127.8 million in 2023, and was comprised of capital expenditures of $142.3 million, partially offset by $14.5 million of cash proceeds from the sale of fixed assets.

Capital expenditures in the investing cash flows section of our consolidated statement of cash flows include expenditures for long-term equipment expected to be placed into our leased asset program. During the years ended December 31, 2024 and 2023, capital expenditures consisted mostly of infrastructure related capital spending and investment in assets for our leased asset program of $46.0 million and $58.2 million, respectively.

Financing Activities

Cash used in financing activities of $150.5 million in 2024 was primarily the result of $49.4 million of repurchases of common stock, dividends paid totaling $70.5 million, net repayments totaling $6.2 million on our long-term debt, and payments related to taxes withheld on stock-based compensation of $12.6 million. This was partially offset by $6.3 million in proceeds expected to be remitted under the Accounts Receivable Facilities (as defined below).

Cash used in financing activities of $373.2 million in 2023 was primarily the result of $277.6 million of repurchases of common stock, dividends paid totaling $65.0 million, net repayments totaling $29.7 million on our long-term debt and payments related to taxes withheld on stock-based compensation of $9.8 million. This was partially offset by $17.3 million in proceeds expected to be remitted under the JPM Accounts Receivable Facility (as defined below).

Revolving Credit Facility

A summary of our revolving credit facility as of December 31, 2024 was as follows:

(in millions)	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$—	$25.2	$674.8	June 2027

Additionally, we have nine letters of credit outside of the revolving credit facility totaling approximately $1.3 million. As of December 31, 2024, we were in compliance with all restrictive covenants under our revolving credit facility.

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

On March 28, 2024, we entered into an uncommitted accounts receivable purchase agreement (the “HSBC Accounts Receivable Facility” and, together with the JPM Accounts Receivable Facility, the “Accounts Receivable Facilities”) with HSBC Bank USA, National Association, as the purchaser. The amount available for sale under the HSBC Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of CAD $40.0 million or approximately USD $30.0 million in receivables may be sold and remain unpaid under the HSBC Accounts Receivable Facility at any time.

Accounts receivable sold under the JPM Accounts Receivable Facility were $631.1 million for the year ended December 31, 2024. The accounts receivable sold that remained outstanding under the JPM Accounts Receivable Facility as of December 31, 2024 was $84.8 million. During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our consolidated statement of cash flows. The difference between the carrying amount of the accounts receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our consolidated statements of income. The loss on sale of accounts receivable was $6.8 million for the year ended December 31, 2024 and $7.1 million for the year ended December 31, 2023 under the JPM Accounts Receivable Facility, respectively.

Accounts receivable sold under the HSBC Accounts Receivable Facility were $98.2 million for the year ended December 31, 2024. The accounts receivable sold that remained outstanding under the HSBC Accounts Receivable Facility as of December 31, 2024 was $19.4 million. The loss on sale of accounts receivable was $0.9 million for the year ended December 31, 2024, under the HSBC Accounts Receivable Facility.

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

Inventory Valuation

Inventory is recorded at the lower of cost or net realizable value. We evaluate the components of inventory on a regular basis for excess and obsolescence. We record the decline in the carrying value of estimated excess or obsolete inventory as a reduction of inventory and as an expense included in cost of goods and services in the period in which it is identified. Our estimate of excess and obsolete inventory is susceptible to change from period to period and requires management to make judgments about the future demand of inventory. Factors that could materially impact our estimate include changes in crude oil prices and its effect on the oil and gas industry, which would impact the demand for our products and services, as well as changes in the pattern of demand for the products that we offer. We believe our inventory valuation reserve is adequate to properly value potential excess and obsolete inventory as of December 31, 2024. However, any significant changes to the factors mentioned above could lead our estimate to change.

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

The calculation of our income tax expense involves dealing with uncertainties in the application of complex tax laws and regulations in numerous jurisdictions in which we operate. We recognize tax benefits related to uncertain tax positions when, in our judgment, it is more likely than not that such positions will be sustained on examination, including resolutions of any related appeals or litigation, based on the technical merits. While we routinely monitor the potential impact of uncertain tax positions in all of the jurisdictions in which we operate, the company has $8.6 million in uncertain tax positions recorded in other long-term liabilities as of December 31, 2024.

Under an Organization for Economic Co-operation and Development Inclusive Framework, more than 140 countries agreed to enact a two-pillar solution to address the challenges arising from the digitalization of the world economy (“Pillar Two”). Pillar Two introduces a global minimum Effective Tax Rate (“ETR”) via a system where multinational groups with consolidated revenue over €750 million are subject to a minimum ETR of 15% on income arising in low-tax jurisdictions. We are continuing to evaluate the potential impact on future periods of the Pillar Two framework, pending legislative adoption by individual countries, and have included a current liability in our provision of $3.5 million.

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

Foreign Currency Risk

We conduct operations around the world in a number of different currencies. For many of our foreign subsidiaries, the local currency is the functional currency. Therefore, our earnings are subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies would have changed our revenue and income before income taxes by approximately 3.1% and 4.5%, respectively, for the year ended December 31, 2024.

When transactions are denominated in currencies other than our subsidiaries’ respective functional currencies, both with external parties and intercompany relationships, these transactions result in increased exposure to foreign currency exchange effects. The Company uses foreign currency forward contracts to manage risks associated with foreign currency exchange rates. As of December 31, 2024, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10% increase or decrease in the underlying price of the contracts was not material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ChampionX Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ChampionX Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded RMSpumptools Limited from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded RMSpumptools Limited from our audit of internal control over financial reporting. RMSpumptools Limited is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 4% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Revenue Recognition

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s total revenue was $3,634.0 million for the year ended December 31, 2024. Revenue is recognized upon the transfer of control of the related goods and services to the customer. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of control, which typically occurs as title and risk of loss transfers . Service revenue is generated from providing services to customers which includes installation, repair and maintenance, laboratory and logistics services, chemical management services, troubleshooting, reporting, water treatment services, technical advisory assistance, emissions detection and monitoring, and other field services. Lease revenue is derived from rental income of leased production equipment.

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
February 5, 2025

We have served as the Company’s auditor since 2017.

CHAMPIONX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenue:
Product revenue	$3,118,347	$3,297,468	$3,318,357
Service revenue	400,479	364,333	399,864
Lease and other revenue	115,157	96,484	87,727
Total revenue	3,633,983	3,758,285	3,805,948
Cost of goods and services	2,445,281	2,618,646	2,907,284
Gross profit	1,188,702	1,139,639	898,664
Costs and expenses:
Selling, general and administrative expense	720,632	633,032	592,282
Goodwill impairment	—	—	39,617
(Gain) loss on sale-leaseback transaction and disposal group	(29,826)	12,965	18,493
Interest expense, net	55,868	54,562	45,204
Foreign currency transaction losses, net	2,490	36,334	8,555
Other income, net	(3,337)	(21,078)	(2,293)
Income before income taxes	442,875	423,824	196,806
Provision for income taxes	115,746	105,105	40,243
Net income	327,129	318,719	156,563
Net income attributable to noncontrolling interest	6,863	4,481	1,594
Net income attributable to ChampionX	$320,266	$314,238	$154,969

Earnings per share attributable to ChampionX:
Basic	$1.68	$1.60	$0.77
Diluted	$1.65	$1.57	$0.75
Weighted-average shares outstanding:
Basic	190,578	196,083	201,740
Diluted	193,643	199,906	207,259

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net income	$327,129	$318,719	$156,563
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(46,286)	(916)	(18,592)
Cash flow hedges	3,210	(5,464)	7,558
Pension and other post-retirement benefit plans	(918)	(616)	3,129
Other comprehensive loss	(43,994)	(6,996)	(7,905)
Comprehensive income	283,135	311,723	148,658
Less: Comprehensive income attributable to noncontrolling interest	6,863	4,481	1,594
Comprehensive income attributable to ChampionX	$276,272	$307,242	$147,064

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$507,681	$288,557
Receivables, net of allowances of $5,118 in 2024 and $5,734 in 2023	466,782	534,534
Inventories, net	496,831	521,549
Prepaid expenses and other current assets	92,603	80,777
Total current assets	1,563,897	1,425,417
Property, plant and equipment, net of accumulated depreciation of $849,465 in 2024 and $781,367 in 2023	755,422	773,552
Goodwill	718,944	669,064
Intangible assets, net	258,614	243,553
Operating lease right-of-use assets	100,427	69,561
Other non-current assets	72,948	60,555
Total assets	$3,470,252	$3,241,702
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,203	$6,203
Accounts payable	455,531	451,680
Accrued compensation and employee benefits	113,907	109,626
Current portion of operating lease liabilities	16,794	23,292
Accrued distributor fees	—	56,443
Accrued expenses and other current liabilities	193,437	135,505
Total current liabilities	785,872	782,749
Long-term debt	591,453	594,283
Deferred income taxes	62,373	71,497
Operating lease liabilities	81,340	41,975
Other long-term liabilities	118,036	90,167
Total liabilities	1,639,074	1,580,671
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 190.7 million shares and 191.3 million shares issued and outstanding at December 31, 2024 and 2023, respectively	1,907	1,913
Capital in excess of par value of common stock	2,164,098	2,166,911
Accumulated deficit	(239,048)	(455,676)
Accumulated other comprehensive loss	(80,520)	(36,526)
ChampionX stockholders’ equity	1,846,437	1,676,622
Noncontrolling interest	(15,259)	(15,591)
Total equity	1,831,178	1,661,031
Total liabilities and equity	$3,470,252	$3,241,702

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPION X CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash provided by (used for) operating activities:
Net income	$327,129	$318,719	$156,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,825	235,936	241,880
(Gain) loss on sale-leaseback transaction and disposal group	(29,826)	12,965	16,515
Loss on Argentina Blue Chip Swap transaction	7,086	—	—
Loss on goodwill and long-lived asset impairments	—	—	39,617
Stock-based compensation	25,770	23,749	20,089
Provision for inventory obsolescence and write-downs	12,833	18,974	26,336
Loss on debt extinguishment and modification	—	—	4,043
Deferred income taxes	(22,873)	(22,272)	(45,282)
Loss (gain) on disposal of fixed assets	(443)	(1,046)	(1,683)
Amortization of deferred loan costs and accretion of discount	4,239	4,103	3,751
Other	6,408	5,948	1,888
Changes in operating assets and liabilities:
Receivables	76,569	70,021	(23,988)
Inventories	(8,924)	18,753	(52,426)
Leased assets	(33,767)	(51,247)	(25,275)
Other assets	(15,152)	20,395	(1,838)
Accounts payable	(399)	(53,891)	(13,366)
Other liabilities	(4,794)	(60,836)	66,536
Net cash provided by operating activities	589,681	540,271	413,360

Cash provided by (used for) investing activities:
Capital expenditures	(141,310)	(142,324)	(102,808)
Proceeds from sale of fixed assets	12,113	14,545	18,017
Proceeds from sale-leaseback transaction	44,292	—	—
Acquisitions, net of cash acquired	(123,269)	—	(3,198)
Purchase of investments	(31,526)	—	—
Sale of investments	24,358	—	—
Net cash used for investing activities	(215,342)	(127,779)	(87,989)

Cash provided by (used for) financing activities:
Proceeds from long-term debt	—	15,500	995,038
Repayment of long-term debt	(6,203)	(45,176)	(1,092,950)
Payment of debt issuance costs	—	(1,028)	(8,008)
Dividends paid	(70,531)	(64,980)	(45,594)
Repurchases of common stock	(49,399)	(277,575)	(180,142)
Payments related to taxes withheld on stock-based compensation	(12,561)	(9,763)	(11,964)
Proceeds expected to be remitted under the Accounts Receivable Facility	6,297	17,298	18,239
Payment of finance lease obligations	(13,838)	(9,982)	(6,540)
Other	(4,222)	2,541	7,116
Net cash used for financing activities	(150,457)	(373,165)	(324,805)

Effect of exchange rate changes on cash and cash equivalents	(4,758)	(957)	(5,557)

Net increase (decrease) in cash and cash equivalents	219,124	38,370	(4,991)
Cash and cash equivalents at beginning of period	288,557	250,187	255,178
Cash and cash equivalents at end of period	$507,681	$288,557	$250,187

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock			Accum. Deficit	Accum. Other Comp. Loss	Non- controlling Interest	Total
(in thousands)	Shares	Par Value	Capital in excess of par value
December 31, 2021	202,866	$2,029	$2,315,399	$(525,158)	$(21,625)	$(16,338)	$1,754,307
Net income	—	—	—	154,969	—	1,594	156,563
Other comprehensive loss	—	—	—	—	(7,905)	—	(7,905)
Stock-based compensation	933	10	20,079	—	—	—	20,089
Stock options exercised	1,748	17	10,132	—	—	—	10,149
Taxes withheld on issuance of stock-based awards	—	—	(11,964)	—	—	—	(11,964)
Dividends declared to common stockholders ($0.30 per share)	—	—	—	(61,291)	—	—	(61,291)
Repurchase and cancellation of common stock	(7,081)	(71)	(83,948)	(96,123)	—	—	(180,142)
Distributions declared and paid to noncontrolling interest	—	—	—	—	—	(3,016)	(3,016)
Currency translation adjustments	—	—	—	—	—	425	425
December 31, 2022	198,466	1,985	2,249,698	(527,603)	(29,530)	(17,335)	1,677,215
Net income	—	—	—	314,238	—	4,481	318,719
Other comprehensive loss	—	—		—	(6,996)	—	(6,996)
Stock-based compensation	648	6	23,743	—	—	—	23,749
Stock options exercised	986	10	6,046	—	—	—	6,056
Taxes withheld on issuance of stock-based awards	—	—	(9,763)	—	—	—	(9,763)
Dividends declared to common stockholders ($0.34 per share)	—	—	—	(66,871)	—	—	(66,871)
Repurchase and cancellation of common stock	(8,965)	(88)	(102,047)	(175,440)	—	—	(277,575)
Distributions declared and paid to noncontrolling interest	—	—	(766)	—	—	(2,739)	(3,505)
Currency translation adjustments	—	—	—	—	—	2	2
December 31, 2023	191,135	1,913	2,166,911	(455,676)	(36,526)	(15,591)	1,661,031
Net income	—	—	—	320,266	—	6,863	327,129
Other comprehensive loss	—	—	—	—	(43,994)	—	(43,994)
Stock-based compensation	815	8	25,762	—	—	—	25,770
Stock options exercised	378	4	2,274	—	—	—	2,278
Taxes withheld on issuance of stock-based awards	—	—	(12,561)	—	—	—	(12,561)
Dividends declared to common stockholders ($0.38 per share)	—	—	—	(72,545)	—	—	(72,545)
Repurchase and cancellation of common stock	(1,611)	(18)	(18,288)	(31,093)	—	—	(49,399)
Distributions declared and paid to noncontrolling interest	—	—	—	—	—	(6,494)	(6,494)
Currency translation adjustments	—	—	—	—	—	(37)	(37)
December 31, 2024	190,717	$1,907	$2,164,098	$(239,048)	$(80,520)	$(15,259)	$1,831,178
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

On June 3, 2020, the Company and Ecolab Inc. (“Ecolab”) completed a Reverse Morris Trust transaction in which we acquired the Chemical Technologies business (the “Ecolab Merger”). At the completion of the Ecolab Merger, the Company changed its name from Apergy Corporation (“Apergy”) to ChampionX Corporation.

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

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and by virtue of the Merger, each share of common stock, par value $0.01 per share, of ChampionX issued and outstanding immediately prior to the Effective Time (other than any shares of ChampionX common stock held in the treasury of ChampionX or held by SLB, Holdco or any direct or indirect wholly owned subsidiary of SLB, in each case except for any such shares held on behalf of third parties) will be converted, without any action on the part of the holder thereof, into the right to receive 0.735 shares of common stock, par value 0.01 per share, of SLB (“SLB Common Stock”), which shares will be duly authorized and validly issued in accordance with applicable laws (the “Equity Consideration”) and, if applicable, cash in lieu of fractional shares.

The Merger Agreement contains certain termination rights for each of ChampionX and SLB. Upon termination of the Merger Agreement under specified circumstances, including the termination by either party if certain Mutual Legal Restraints exist, specified regulatory approvals have not been obtained or if the consummation of the Merger does not occur on or prior to April 2, 2025 (subject to an automatic extension to October 2, 2025 under specified circumstances) and, subject to certain exceptions, the parties will have satisfied the conditions to the merger, SLB would be required to pay ChampionX a termination fee of $326.6 million.

During the year ended December 31, 2024, we recorded third party legal and professional fees of $37.8 million in connection with the pending Merger with SLB. These costs are reflected in selling, general and administrative expense within our consolidated statement of income.

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

Inventories, net—Inventories are stated at the lower of cost or net realizable value. The majority of our inventory costs are determined on the first-in, first-out (FIFO) basis. As of December 31, 2024 and 2023, approximately 28% and 28%, respectively, of our total net inventories were accounted for using the last-in, first-out (LIFO) basis. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory.

Inventories, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Raw materials	$131,605	$137,402
Work in progress	24,431	16,915
Finished goods	420,282	445,437
	576,318	599,754
Inventory reserve	(27,997)	(29,081)
LIFO adjustments (1)	(51,490)	(49,124)
Inventories, net	$496,831	$521,549
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

Research and development costs—Research and development costs are expensed as incurred and amounted to $56.3 million, $53.3 million, and $45.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in selling, general and administrative expense in the consolidated statements of income.

Income Taxes—Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record valuation allowances related to our deferred tax assets when we determine it is more likely than not the benefits will not be realized. Interest and penalties related to unrecognized tax benefits are recorded as a component of our provision for income taxes. We have recorded a deferred tax liability of approximately $19.7 million for foreign withholding taxes on our undistributed foreign earnings from jurisdictions which impose such taxes.

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

NOTE 2—NEW ACCOUNTING STANDARDS

New Accounting Standards Issued

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses (DISE)” which requires a public business entity to disclose the nature of certain expenses within the footnotes of the financial statements, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and the total amount of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026, with early adoption permitted.

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

Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” which requires a public business entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computes from information regularly provided to the Chief operating decision maker (CODM), and included in the reported measure of segment profit or loss. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU did not have a material effect on our consolidated financial statements, other than the newly required disclosures. See Note 3—Segment Information for significant expense categories and amounts for each reportable segment.

NOTE 3—SEGMENT INFORMATION

Our reportable segments comprise the structure used by our Chief Executive Officer who is also our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. For all of the segments, the CODM uses segment operating profit in the annual budgeting and monthly forecasting process and as a basis for making decisions about allocating capital and other resources to each segment. Further, cost of goods and services, selling, general and administrative expense, accounts receivable and inventory are regularly provided to the CODM as part of the monthly review of segment financial results to monitor productivity, overhead and working capital.

Our reporting segments are:

•Production Chemical Technologies—provides oil and natural gas production and midstream markets with solutions to manage and control corrosion, oil and water separation, flow assurance, sour gas treatment and a host of water-related issues.

•Production & Automation Technologies—designs, manufactures, markets and services a full range of artificial lift equipment, end-to-end digital automation solutions, as well as other production equipment and asset monitoring technologies. Production & Automation Technologies’ products are sold under a collection of brands including Harbison-Fischer, Norris, Alberta Oil Tool, Oil Lift Technology, PCS Ferguson, Pro-Rod, Upco, Unbridled ESP, Norriseal-Wellmark, Quartzdyne, Spirit, Theta, Timberline, Windrock, Scientific Aviation, ChampionX Emissions Technologies, Artificial Lift Performance and RMSpumptools.

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

Segment revenue and segment operating profit

Year Ended December 31, 2024
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total Reportable Segments	Corporate and other(1)	Total
Segment revenue	2,288,886	1,042,369	211,828	94,296	3,637,379	(3,396)	3,633,983
Cost of goods and services	1,548,993	701,924	124,349	69,921	2,445,187	94	2,445,281
Selling, general and administrative expense	373,191	218,290	38,859	12,227	642,567	78,065	720,632
Other segment items	2,655	(1,685)	(29,849)	70	(28,809)	(1,864)	(30,673)
Segment operating profit	364,047	123,840	78,469	12,078	578,434	(79,691)	498,743
Interest expense, net	—	—	—	—	—	55,868	55,868
Income before income taxes	364,047	123,840	78,469	12,078	578,434	(135,559)	442,875

Year Ended December 31, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total Reportable Segments	Corporate and other(1)	Total
Segment revenue	2,404,377	1,003,146	215,721	96,154	3,719,398	38,887	3,758,285
Cost of goods and services	1,683,121	692,994	129,104	71,979	2,577,198	41,448	2,618,646
Selling, general and administrative expense	345,000	193,349	41,102	13,484	592,935	40,097	633,032
Other segment items	26,040	(1,606)	34	150	24,618	3,603	28,221
Segment operating profit	350,216	118,409	45,481	10,541	524,647	(46,261)	478,386
Interest expense, net	—	—	—	—	—	54,562	54,562
Income before income taxes	350,216	118,409	45,481	10,541	524,647	(100,823)	423,824

Year Ended December 31, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total Reportable Segments	Corporate and other(1)	Total
Segment revenue	$2,347,526	$954,646	$229,479	$145,197	$3,676,848	$129,100	$3,805,948
Cost of goods and services	1,786,227	671,485	135,546	177,643	2,770,901	136,383	2,907,284
Selling, general and administrative expense	302,577	191,817	39,438	17,628	551,460	40,822	592,282
Other segment items	18,786	2,211	(17)	40,138	61,118	3,254	64,372
Segment operating profit	239,936	89,133	54,512	(90,212)	293,369	(51,359)	242,010
Interest expense, net	—	—	—	—	—	45,204	45,204
Income before income taxes	$239,936	$89,133	$54,512	$(90,212)	$293,369	$(96,563)	$196,806
____________________
(1)    Corporate and other includes costs not directly attributable or allocated to our reportable segments such as overhead and other costs pertaining to corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest. Additionally, the sales and expenses related to the Cross Supply and Product Transfer Agreement with Ecolab were included within Corporate and other from June 3, 2020, the date of the Ecolab Merger in which we acquired the Chemical Technologies business, through June 30, 2023. Beginning, July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.

Geographic information

	December 31,
(in thousands)	2024	2023
Property, plant, and equipment, net:
United States	$522,850	$522,640
Singapore	72,085	80,526
Canada	64,649	69,974
Other Countries	95,838	100,412
Total property, plant, and equipment, net	$755,422	$773,552

See Note 5—Revenue for information related to revenue by geography and end markets.

Other business segment information

	Segment Assets Years Ended December 31,
(in thousands)	2024	2023	2022
Chemical Technologies (1)	$535,033	$647,389	$718,882
Production & Automation Technologies	375,492	358,372	371,087
Drilling Technologies	49,998	48,700	52,552
Total segment assets (2)	960,523	1,054,461	1,142,521
Other current assets	603,374	370,956	$356,060
Noncurrent assets	1,906,355	1,816,285	1,888,902
Total assets	$3,470,252	$3,241,702	$3,387,483
_______________________
(1)    Our Chemical Technologies business has an integrated supply chain function that serves the Production Chemical Technologies and Reservoir Chemical Technologies reportable segments. As such, segment assets by each reportable segment has not been provided and is not available, since the Company does not produce or utilize such information.
(2)    The significant asset categories that is regularly provided to the chief operating decision maker (“CODM”) includes total accounts receivable and inventory. The amounts align with segment level information provided in the CODM package.

	Capital Expenditures Years Ended December 31,
(in thousands)	2024	2023	2022
Chemical Technologies (1)	$58,805	$49,485	$41,782
Production & Automation Technologies	76,424	86,029	56,363
Drilling Technologies	5,198	4,700	3,732
Corporate and other	883	2,110	931
Total	$141,310	$142,324	$102,808
_______________________
(1)    Our Chemical Technologies business has an integrated supply chain function that serves the Production Chemical Technologies and Reservoir Chemical Technologies reportable segments. As such, capital expenditure information by each reportable segment has not been provided and is not available, since the Company does not produce or utilize such information.

	Depreciation & Amortization Years Ended December 31,
(in thousands)	2024	2023	2022
Production Chemical Technologies	$106,394	$105,058	$91,875
Production & Automation Technologies	125,884	109,017	103,592
Drilling Technologies	5,465	6,192	6,639
Reservoir Chemical Technologies	6,196	6,471	14,662
Corporate and other	1,886	9,198	25,112
Total	$245,825	$235,936	$241,880

NOTE 4—ACQUISITIONS, DIVESTITURES AND SALE-LEASEBACK

Acquisitions

OTS Consulting Services LLP

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

Artificial Lift Performance Limited

On February 26, 2024, we acquired Artificial Lift Performance Limited (“ALP”), a provider of advanced analytics solutions for enhancing oil and gas production performance based in Edinburgh, Scotland. These assets and liabilities have been included in our Production & Automation Technologies segment. Under the terms of the agreements, we paid an initial amount of $13.4 million, with an additional $1.7 million payable on the first anniversary of the closing date, and a maximum earn out potential of $3.0 million over the next two years. As part of our purchase price allocation, we recorded definite-lived intangible assets of $10.4 million which consists of assumed software, trademarks and customer relationships and recorded $9.4 million of goodwill, which is inclusive of purchase price accounting adjustments. In addition, we assumed liabilities of $7.6 million, which includes the holdback payment and earn-out consideration. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

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

Due to the continued deterioration of the business environment, increasing trade regulations and sanctions and Russia’s imposition of an exit tax on divestments to facilitate exit from in-country operations, we assessed the fair value less cost to sell the business as of March 31, 2023 to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023, which is reflected in loss (gain) on disposal group and sale-leaseback transaction within our consolidated statements of income. There were no charges during the year ended December 31, 2024.

Sale-Leaseback

Orem, Utah

On March 29, 2024, we entered into a sale-leaseback agreement with an unrelated party involving three buildings in Orem, Utah. Under the arrangement, the property (land and buildings) with a net book value of $14.1 million was sold for $45.5 million and leased back under a twenty year lease agreement. We received cash of $44.3 million, net of closing costs and other fees related to the sale of the property. The lease provides for annual base payments of $3.3 million and expires in March 2044 with an option to extend the term of the lease for one additional seven-year period. The transaction qualifies as a sale-leaseback, and as a result, we recorded a $29.8 million net gain on sale in our Drilling Technologies segment. Additionally, we established a $37.7 million right of use asset and $37.7 million operating lease liability.

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

Revenue disaggregated by geography was as follows:

	Year Ended December 31, 2024
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$1,024,847	$781,260	$166,843	$50,050	$—	$2,023,000
Latin America	307,590	31,792	221	13,141	—	352,744
Middle East & Africa	353,240	78,471	7,565	22,768	(3,396)	458,648
Canada	315,696	68,020	17,815	2,174	—	403,705
Europe	199,727	18,612	15,264	4,370	—	237,973
Asia-Pacific	66,805	10,759	4,120	1,756	—	83,440
Australia	20,981	53,455	—	37	—	74,473
Other	—	—	—	—	—	—
Total revenue	$2,288,886	$1,042,369	$211,828	$94,296	$(3,396)	$3,633,983

	Year Ended December 31, 2023
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$983,542	$763,103	$163,776	$49,171	$20,659	$1,980,251
Latin America	522,372	22,727	—	13,182	1,720	560,001
Middle East & Africa	325,142	65,396	10,471	26,553	(1,170)	426,392
Canada	296,001	73,806	14,326	1,423	18	385,574
Europe	196,533	17,641	23,401	2,803	5,121	245,499
Asia-Pacific	48,718	13,556	3,745	2,444	12,539	81,002
Australia	22,739	46,917	—	15	—	69,671
Other	9,330	—	2	563	—	9,895
Total revenue	$2,404,377	$1,003,146	$215,721	$96,154	$38,887	$3,758,285

	Year Ended December 31, 2022
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other (1)	Total
United States	$851,057	$738,178	$180,912	$88,108	$76,461	$1,934,716
Latin America	594,737	21,756	7	13,887	3,100	633,487
Middle East & Africa	307,154	66,918	6,628	26,876	2,314	409,890
Canada	296,623	73,561	14,529	1,933	116	386,762
Europe	194,034	13,655	20,911	3,439	13,936	245,975
Asia-Pacific	35,536	6,170	6,434	3,115	33,173	84,428
Australia	21,866	34,318	33	299	—	56,516
Other	46,519	90	25	7,540	—	54,174
Total revenue	$2,347,526	$954,646	$229,479	$145,197	$129,100	$3,805,948
_______________________
(1)    The sales related to the Cross Supply and Product Transfer Agreement with Ecolab were included within Corporate and other from the date of the Ecolab Merger through June 30, 2023. Beginning July 1, 2023, these sales and expenses are recognized in the Production Chemical Technologies segment.

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

Remaining performance obligations
As of December 31, 2024, we did not have any contracts with an original length of greater than a year from which revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

	December 31,
(in thousands)	2024	2023
Contract assets	$—	$—
Contract liabilities	16,517	27,406

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

NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Land and land improvements	$120,305	$126,151
Buildings and improvements	286,593	311,436
Software	66,540	60,945
Machinery, equipment and other	1,131,449	1,056,387
	1,604,887	1,554,919
Accumulated depreciation	(849,465)	(781,367)
Property, plant and equipment, net	$755,422	$773,552

Depreciation expense was $190.9 million, $174.0 million, and $154.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2022	$367,084	$211,268	$101,136	$—	$679,488
Foreign currency translation	(10,526)	102	—	—	(10,424)
December 31, 2023	356,558	211,370	101,136	—	669,064
Acquisition (1)	—	60,754	—	—	60,754
Foreign currency translation	(8,998)	(1,876)	—	—	(10,874)
December 31, 2024	$347,560	$270,248	$101,136	$—	$718,944
_______________________
(1)    See Note 4—Acquisitions, Divestitures and Sale-Leaseback for additional information related to the acquisitions completed during the first and third quarters of 2024.

We completed our annual goodwill impairment test as of October 1, 2023 and October 1, 2024 for Production Chemical Technologies, Production & Automation Technologies and Drilling Technologies and concluded that the goodwill related to these reporting units was not impaired. The annual impairment tests did not include Reservoir Chemical Technologies as that reporting unit had no goodwill following a goodwill impairment charge totaling $39.6 million recorded October 1, 2022 to write off the remaining goodwill within that reporting unit.

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	December 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships (1)	$324,893	$177,831	$147,062	$583,326	$438,181	$145,145
Unpatented technologies(1)	173,333	96,984	76,349	142,760	75,224	67,536
Trademarks (1)	31,575	12,335	19,240	59,862	39,564	20,298
Patents (1)	35,722	30,323	5,399	36,438	30,664	5,774
Other	6,980	1,216	5,764	—	—	—
	572,503	318,689	253,814	822,386	583,633	238,753
Indefinite-lived intangible assets:
Trademarks	3,600	—	3,600	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	4,800	—	4,800	4,800	—	4,800
Total	$577,303	$318,689	$258,614	$827,186	$583,633	$243,553
_______________________
(1)    See Note 4—Acquisitions, Divestitures and Sale-Leaseback for additional information related to the acquisitions completed during the first and third quarters of 2024. We recorded definite-lived intangible assets of $10.4 million for the acquisition of Artificial Lift Performance and $53.0 million for RMSpumptools.

During 2024, we identified all intangible assets that were fully amortized and removed the fully amortized balances from the gross asset and accumulated amortization amounts. This did not have an impact on the consolidated balance sheet or consolidated income statement.

Amortization expense related to our intangible assets was $55.0 million, $61.9 million, and $87.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Estimated future amortization expense related to intangible assets held as of December 31, 2024, is as follows:

(in thousands)	Estimated Amortization
2025	$46,946
2026	46,588
2027	35,480
2028	25,813
2029	22,312

NOTE 8—DEBT

Long-term debt consisted of the following:

	December 31,
(in thousands)	2024	2023
2022 Revolving Credit Facility	$—	$—
2022 Term Loan Facility	612,559	618,762
Total	612,559	618,762
Net unamortized discounts and issuance costs	(14,903)	(18,276)
Total long-term debt	597,656	600,486
Current portion of long-term debt (1)	(6,203)	(6,203)
Long-term debt, less current portion	$591,453	$594,283
_______________________
(1) Includes the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of December 31, 2024.

2022 Credit Facility

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the prior credit agreement. The Restated Credit Agreement provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). The full amount of the 2022 Term Loan Facility was funded, and $135.0 million of the 2022 Revolving Credit Facility was drawn, on June 7, 2022, with the aggregate proceeds used to repay outstanding amounts under our prior credit agreement, repay and terminate our 2020 Term Loan Facility, and to redeem all outstanding 6.375% Senior Notes due 2026 (the “Notes”). Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. The initial amount drawn on the 2022 Revolving Credit Facility has been repaid. As of December 31, 2024, we had no amounts outstanding on the 2022 Revolving Credit Facility.

2022 Term Loan Facility

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which began on December 30, 2022. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of December 31, 2024.

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

2020 Term Loan Facility

The 2020 Term Loan Facility was entered into on June 3, 2020, and had an initial commitment of $537.0 million. Proceeds were utilized to fund a cash payment of $527.4 million to Ecolab upon the completion of the Ecolab Merger. The remaining balance was repaid June 7, 2022.

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

As of December 31, 2024, aggregate contractual future principal payments on long-term debt are as follows:

(in thousands)	Principal Payments(1)
2025	$6,203
2026	6,203
2027	6,203
2028	6,203
2029	587,747
Total	$612,559
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

As of December 31, 2024 and December 31, 2023, we had $70.3 million and $70.7 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

Supply Agreements

Vendor Supply Agreement

We acquired a Vendor Supply Agreement from Ecolab related to the Ecolab Merger, whereby Ecolab made payments in the aggregate of $25.0 million and the Company assumed the receivable for the repayment of this loan. During the second quarter of 2023, the receivable was settled and the net proceeds received were included in cash flows from operating activities for the year ended December 31, 2023.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately eight locations, the majority of which are in the United States (“U.S.”). Environmental liabilities have been accrued to reflect our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of December 31, 2024 and December 31, 2023, environmental liability accruals related to these locations were $5.7 million and $5.9 million, respectively.

Prior to the commencement of our operations as an independent publicly traded company in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma. Initial remedial efforts were undertaken at the time of discovery of the contamination and we have since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”), ODEQ approved our long-term remediation plan, prepared in connection with an engineering and consulting firm engaged for this purpose and we have accrued liabilities of approximately $1.8 million for this remediation plan. We are now in discussion with ODEQ to finalize a consent order and we cannot fully anticipate the timing, outcome or possible impact of further remedial activities that may be required in a final order, financial or otherwise. Liabilities could increase in the future until such time as we ultimately reach agreement with ODEQ on our remediation plan in a final consent order and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of December 31, 2024.

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

Balance sheet presentation—Leases are presented in our consolidated balance sheet as follows:

		December 31,
(in thousands)	Balance Sheet Classification	2024	2023
Right-of Use Assets:
Finance leases	Property, plant, and equipment, net	$54,025	$41,554
Operating leases	Operating lease right-of-use assets	100,427	69,561
Total lease right-of-use assets		154,452	111,115
Lease Liabilities:
Finance leases - current	Accrued expenses and other current liabilities	$14,688	$11,723
Finance leases	Other long-term liabilities	41,586	31,202
Operating leases - current	Current portion of operating lease liabilities	16,794	23,292
Operating leases	Operating lease liabilities	81,340	41,975
Total lease liabilities		$154,408	$108,192

Components of total lease cost—Components of total lease cost were as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$14,946	$11,114
Interest on lease liabilities	3,792	2,480
Operating lease cost	32,809	35,163
Short-term and variable lease cost	13,582	18,845
Sublease income	(300)	—
Total lease cost	$64,829	$67,602

Lease term and discount rate—Our weighted-average remaining lease term and weighted-average discount rate for operating and finance leases are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating lease	12.5	7.1
Finance lease	4.2	4.1
Weighted-average discount rate:
Operating lease	7.8%	6.4%
Finance lease	7.7%	7.3%

Maturity Analysis—Future minimum payments, as determined in accordance with ASC 842, on our operating and finance leases as of December 31, 2024 are as follows:

(in thousands)	Operating	Finance
2025	$23,476	$18,099
2026	17,453	15,367
2027	13,625	14,086
2028	9,842	10,324
2029	8,240	4,729
Thereafter	87,179	2,856
Total future minimum lease payments	159,815	65,461
Interest included within lease payments	(61,681)	(9,187)
Total lease liabilities	$98,134	$56,274

Lessor Accounting

Lease revenue is primarily generated from our ESP leased asset program within our Production & Automation Technologies segment. An ESP rental unit has components consisting of surface, downhole and cable equipment. The average length of these arrangements generally range from 12 months to 14 months. Lease revenue for our leased asset programs was $103.5 million and $84.2 million for the years ended December 31, 2024 and 2023, respectively.

Leased assets—Components of our leased asset program, all of which are included within property, plant, and equipment, net on our consolidated balance sheet, are as follows:

(in thousands)	Useful life	December 31, 2024
Cable equipment	18 months	$67,945
Downhole equipment	18 months	68,164
Surface equipment	5 years	122,792
Other lease equipment	3 - 5 years	18,459
		277,360
Accumulated depreciation		(163,531)
Leased assets, net		$113,829

Depreciation expense on our leased assets was $81.5 million and $67.4 million for the year ended December 31, 2024 and 2023, respectively.

NOTE 11—RESTRUCTURING

During 2024, management approved restructuring plans within our Production & Automation Technologies segment and Production Chemical Technologies segment to optimize profitability, which includes the exit of certain products, facility closures, and reducing headcount across the organization to support the remaining business. As a result of these plans, we recorded $11.3 million of restructuring expense. All significant actions under the plans were completed during the year ended December 31, 2024. We approved various restructuring plans related to the consolidation of product lines and associated facility closures and workforce reductions during prior periods. During 2023, we recognized net charges of $6.3 million consisting primarily of contract termination costs, inventory obsolescence, and employee severance and related benefits. During 2022, we completed the exit of one of our product lines within the Reservoir Chemical Technologies segment. As a result, we recognized net charges of $68.1 million during 2022, consisting primarily of contract termination costs, employee severance and related benefits, disposals of equipment and warehouse closures, partially offset by gains realized on the sale of facilities.

The following table presents the restructuring and other related charges by segment as classified in our consolidated statements of income.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Segment restructuring charges:
Production Chemical Technologies	$6,023	$4,662	$13,899
Production & Automation Technologies	5,073	770	1,111
Drilling Technologies	234	—	—
Reservoir Chemical Technologies	—	856	47,692
Corporate and other	—	6	5,400
Total	$11,330	$6,294	$68,102

Statements of Income classification:
Cost of goods and services	$4,998	$2,571	$47,216
Selling, general and administrative expense	6,332	3,723	20,886
Total	$11,330	$6,294	$68,102

Our liability balance for restructuring and other related charges at December 31, 2024 reflects contract termination costs, employee severance and related benefits initiated during the period.

The following table details our restructuring accrual activities during the year ended December 31, 2024:

(in thousands)	Restructuring Accrual Balance
December 31, 2023	$13,974
Restructuring charges	11,330
Write-offs	(3,805)
Payments	(9,027)
December 31, 2024	$12,472

NOTE 12—EMPLOYEE BENEFIT PLANS

The Company sponsors several pension and post-employment benefit plans in the U.S. and internationally, of which, approximately half of such plans are frozen to new participants.

We recognized a $0.8 million and $0.5 million net actuarial loss, and gains in the amount of $2.9 million during the years ended December 31, 2024, 2023, and 2022, respectively. The actuarial gains and losses are reflected in our consolidated statements of comprehensive income, net of tax. The net unfunded liability of the plans as of December 31, 2024 and 2023 was approximately $8.9 million and $9.3 million, respectively, and is included in other long-term liabilities within our consolidated balance sheets. The net periodic benefit expense was $1.1 million, $0.9 million, and $1.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Stock-based compensation expense is reported within selling, general and administrative expense in the consolidated statements of income. Stock-based compensation expense relating to all stock-based incentive plans was as follows:

	Years Ended December 31,
	2024	2023	2022
Stock-based compensation expense	$25,770	$23,749	$20,089
Tax benefit	(5,788)	(5,310)	(4,492)
Stock-based compensation expense, net of tax	$19,982	$18,439	$15,597

SARs

We did not issue SARs during 2024, 2023 or 2022. A summary of activity relating to SARs outstanding for the year ended December 31, 2024, is as follows:

	SARs
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	235,125	$31.89
Forfeited / expired	(19,422)	35.53
Exercised	(10,834)	33.22
Outstanding at December 31, 2024	204,869	$31.47	1.6	$117

Exercisable at December 31, 2024	204,869	$31.47	1.6	$117

There is no unrecognized compensation expense related to SARs, as all SARs are exercisable as of December 31, 2024.

Other information regarding the exercise of SARs is presented below:

(in thousands)	2024	2023	2022
SARs:
Fair value of SARs that became exercisable	$—	$—	$—
Aggregate intrinsic value of SARs exercised	37	169	634

Performance Share Units

We granted 271,190, 244,120, and 347,920 performance share awards subject to market vesting conditions during 2024, 2023, and 2022, respectively, under the 2018 Plan. Performance share awards are split between those with a performance condition related to ChampionX’s performance related to established internal metrics, and those with a market condition related to certain pre-established performance targets based on specified performance criteria, with all such performance share awards being subject to vest if certain pre-established targets are achieved over a performance period of not less than 3 years.

A summary of activity for performance share awards under the 2018 Plan for the year ended December 31, 2024, is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2024	901,661	$26.04
Granted	271,190	32.65
Forfeited	(4,310)	28.54
Vested	(511,602)	21.99
Performance adjustment (1)	150,319	21.97
Unvested at December 31, 2024	807,258	$29.60
______________________
(1)Represents the additional shares that were issued to participants upon vesting of the awards due to the performance factor being exceeded for the three-year performance period.

Unrecognized compensation expense related to unvested performance share awards as of December 31, 2024, was $9.9 million, which will be recognized over a weighted average period of 1.7 years.

Restricted Stock, Restricted Stock Units, Directors’ Shares and Deferred Stock Units

Restricted stock and restricted stock units may be granted at no cost to certain officers and key employees. Restricted stock and restricted stock units generally vest over a three- or four-year period.

Directors’ shares are granted at no cost to non-employee directors and deferred stock units are recorded for non-employee directors who elect to defer receipt of their directors’ shares to a later date.

A summary of activity for restricted stock, restricted stock units, directors’ shares and deferred stock units for the year ended December 31, 2024, is as follows:

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2024	1,537,044	$24.37
Granted	644,320	30.14
Forfeited	(111,281)	26.99
Vested	(644,034)	22.78
Unvested at December 31, 2024	1,426,049	$27.44
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

Unrecognized compensation expense relating to unvested restricted stock units, directors’ shares and deferred stock units as of December 31, 2024, was $20.4 million, which will be recognized over a weighted average period of 0.9 year.

Non-Qualified Stock Options

We did not grant non-qualified stock options in 2024, 2023 or 2022. All outstanding non-qualified stock options were issued to employees of the Chemical Technologies business upon the closing of the Ecolab Merger as replacement awards for options originally granted to them by Ecolab. A summary of activity for non-qualified stock options for the year ended December 31, 2024 is as follows:

	Non-Qualified Stock Options
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	2,728,376	$6.41
Granted	—	—
Forfeited / expired	—	—
Exercised	(378,195)	6.00
Outstanding at December 31, 2024	2,350,181	$6.47	2.4	$48,373

Exercisable at December 31, 2024	2,350,181	$6.47	2.4	$48,373

We had no unrecognized compensation expense relating to unvested stock options as of December 31, 2024.

During the year ended December 31, 2024, the total intrinsic value of stock options exercised was approximately $10.3 million and cash received from stock options exercised was approximately $2.3 million. The cash tax benefit from stock options exercised during the year ended December 31, 2024 was approximately $2.0 million.

NOTE 14—STOCKHOLDERS’ EQUITY

Dividends

On January 31, 2024, our Board approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock. Our fourth quarter cash dividend of $0.095 per share was declared on November 14, 2024, and was paid on January 31, 2025 to shareholders of record on January 3, 2025. As a result, we recorded a dividend payable of $19.0 million on our consolidated balance sheet as of December 31, 2024. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock which was increased to $750 million by the Board on October 24, 2022. On January 31, 2024, our Board authorized a further increase in the aggregate value of shares that may be repurchased under the share repurchase program to $1.5 billion. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During 2024, we repurchased and cancelled 1,611,055 shares of common stock for a total of $49.4 million, including commissions and excise tax.

NOTE 15—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net income attributable to ChampionX	$320,266	$314,238	$154,969

Weighted-average number of shares outstanding	190,578	196,083	201,740
Dilutive effect of stock-based compensation	3,065	3,823	5,519
Total shares and dilutive securities	193,643	199,906	207,259

Basic earnings per share attributable to ChampionX	$1.68	$1.60	$0.77
Diluted earnings per share attributable to ChampionX	$1.65	$1.57	$0.75

For all periods presented, the computation of diluted earnings per share excludes awards with an anti-dilutive impact. For the years ended December 31, 2024, 2023, and 2022, the diluted shares include the dilutive impact of equity awards except for approximately 0.2 million, 0.3 million, and 0.4 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

NOTE 16—FAIR VALUE MEASUREMENTS
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
	Measurement Level	December 31,
(in thousands)		2024	2023
Assets
Foreign currency forward contracts	Level 2	$10,078	$6,231
Interest rate swaps	Level 2	4,199	5,599
Total		$14,277	$11,830

Liabilities
Foreign currency forward contracts	Level 2	$13,430	$5,354
Interest rate swaps	Level 2	13	—
Total		$13,443	$5,354

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

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$—	$—	$—	$—
2022 Term Loan Facility	$612,559	$613,324	$618,762	$623,402

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

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Prepaid expenses and other current assets	$12,455	$11,004	$—	$—
Other non-current assets	1,822	826	—	—
Accrued expenses and other current liabilities	—	—	13,443	5,354
Other long-term liabilities	—	—	—	—
	$14,277	$11,830	$13,443	$5,354

The following table summarizes the notional values of the Company’s outstanding derivatives:

	December 31,
(in thousands)	2024	2023
Notional value of foreign currency forward contracts and interest rate swaps	$941,784	$892,711

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

Effect of Derivative Instruments on Income

The loss (gain) on all derivative instruments recognized is summarized below:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Loss (gain) reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$(1,023)	$(2,571)	$(1,665)
Interest expense	(6,399)	(5,034)	549
Loss on derivatives not designated as hedging instruments:
Foreign currency transaction losses, net	5,058	1,195	7,147
Total loss (gain) on derivative instruments	$(2,364)	$(6,410)	$6,031

NOTE 18—INCOME TAXES

Components of income before income taxes—Domestic and foreign components of income before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$243,620	$304,725	$58,141
Foreign	199,255	119,099	138,665
Income before income taxes	$442,875	$423,824	$196,806

Provision for (benefit from) income taxes—The provision for (benefit from) income taxes consisted of:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current:
U.S. federal	$76,037	$74,022	$49,997
State and local	8,534	9,234	11,147
Foreign	54,048	44,121	24,381
Total current	138,619	127,377	85,525
Deferred:
U.S. federal	(22,880)	(17,219)	(35,207)
State and local	(1,020)	(3,198)	(4,900)
Foreign	1,027	(1,855)	(5,175)
Total deferred	(22,873)	(22,272)	(45,282)
Provision for income taxes	$115,746	$105,105	$40,243

Effective income tax rate reconciliation—The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Years Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Net difference resulting from:
State and local taxes, net of federal income tax benefit	0.9	1.1	0.6
Foreign withholding tax	4.2	4.0	5.7
Foreign derived intangible income	(1.0)	(1.9)	(1.0)
Foreign operations tax effect	(1.4)	2.1	2.8
Research and experimentation tax credits	(1.3)	(1.3)	(1.5)
Foreign tax credit	(1.2)	(3.9)	(4.5)
Nondeductible expenses	—	0.2	0.5
Branch income	1.5	1.2	3.5
Tax return to accrual adjustments	(0.3)	(1.6)	(2.1)
State deferred taxes	0.2	(0.2)	(1.0)
Goodwill impairment	—	—	1.8
Foreign inclusions (including global intangible low-taxed income)	0.5	4.3	3.5
Change in valuation allowance	2.8	0.8	(7.3)
Stock compensation	(1.9)	(2.1)	(3.6)
Nondeductible officer compensation	0.9	0.7	0.8
Other	1.2	0.4	1.2
Effective income tax rate	26.1%	24.8%	20.4%

Deferred tax assets and liabilities—Significant components of deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets attributable to:
Accrued compensation	$13,654	$10,558
Accrued expenses	9,118	6,565
Inventories	3,146	4,674
Net operating loss and other carryforwards	37,928	31,355
Accounts receivable	13,646	13,401
Lease liability	14,404	7,198
Research and Development	41,202	31,324
Other assets	7,167	1,258
Deferred tax assets	140,265	106,333
Valuation allowance	(45,992)	(33,031)
Deferred tax assets, net of valuation allowance	$94,273	$73,302
Deferred tax liabilities attributable to:
Inventories	$(1,142)	$(3,462)
Intangible assets, including goodwill	(51,318)	(38,651)
Property, plant and equipment	(56,072)	(65,559)
Foreign withholding taxes	(19,650)	(15,934)
Lease asset	(15,308)	(7,012)
Investment in subsidiary	(2,724)	(1,950)
Long-term liabilities	(2,653)	(3,128)
Deferred tax liabilities	(148,867)	(135,696)
Net deferred tax liabilities	$(54,594)	$(62,394)

Classified as follows in the consolidated balance sheets:
Other non-current assets	7,779	9,103
Deferred income taxes	(62,373)	(71,497)
Net deferred tax liabilities	$(54,594)	$(62,394)

Effective Tax Rate. Our effective tax rate was 26.1% for 2024 compared to 24.8% for 2023. The lower effective tax rate for 2023 was primarily due to a significant U.S. return to provision benefit.

Net operating loss carryforwards. As of December 31, 2024, our deferred tax asset balance included non-U.S. net operating loss carryforwards of $9.4 million. This entire balance is available to be carried forward; certain non-U.S. carryforwards will expire during the years 2025 through 2030.

Foreign tax credit carryforwards. As of December 31, 2024, our deferred tax asset balance included U.S. foreign tax credit carryforwards of $30.6 million. This entire balance is available to be carried forward and will begin to expire during 2029.

Valuation allowance. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. With respect to foreign net operating losses, a significant piece of objective negative evidence evaluated was the cumulative loss incurred in various international jurisdictions over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. In addition, we analyzed our foreign income classification and determined we would not generate sufficient general limitation income to utilize our general limitation foreign tax credits. Based on this evaluation, as of December 31, 2024, we recorded a valuation allowance of $18.9 million relating to net foreign deferred tax assets (including net operating losses) and $27.1 million relating to foreign tax credits to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased if objective negative evidence in the form of cumulative losses are no longer present and additional weight is given to subjective evidence such as our projections of future growth. In addition, if we increase our general limitation income, we could utilize and thus recognize additional foreign tax credit deferred tax assets.

Unrecognized tax benefits. We file federal, state, and local tax returns in the United States as well as foreign tax returns. We are routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. We believe all income tax uncertainties have been properly accounted for as of December 31, 2024.

The Company accounts for uncertain tax positions in accordance with guidance in ASC 740, “Income Taxes (Topic 740)”, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The earliest period the Company is subject to examination of federal income tax returns by the Internal Revenue Service is 2021. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities for various periods, generally up to four years after they are filed.

Undistributed Earnings. As of December 31, 2024, the Company has $19.7 million of deferred tax liabilities primarily associated with withholding taxes on undistributed earnings generated by foreign subsidiaries. The Company continues to assert permanent reinvestment of the remaining undistributed earnings for which deferred taxes have not been provided for as of December 31, 2024. If there are policy changes, the Company would record the applicable taxes in the period of change. No deferred taxes have been provided for withholding taxes and other taxes on the remaining earnings as of December 31, 2024 as computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.

Tax Holidays. The Company has a tax incentive awarded by the Singapore Economic Development Board. This incentive provides 0% tax rate on manufacturing profits generated at the Company’s facility located on Jurong Island which expires in December 2024.

NOTE 19—RELATED PARTY TRANSACTIONS

Noncontrolling Interest and Unconsolidated Affiliates

For the years ended December 31, 2024, 2023, and 2022, we declared and paid $0.8 million, $1.9 million, and $1.2 million, respectively, of distributions to the noncontrolling interest holders in ChampionX Middle East Services LLC. For the years ended December 31, 2024, 2023, and 2022 we declared and paid distributions of $4.8 million, $0.7 million, and $1.3 million respectively, to the noncontrolling interest holders in Champion Arabia Co. Ltd. and $0.9 million, $0.1 million, and 0.2 million respectively, to the noncontrolling interest holders in Petrochem Performance Products LLC.

In the ordinary course of business, we enter into certain transactions with our unconsolidated affiliates at contractual prices. These transactions primarily related to inventory sales and amounted to approximately $33.9 million for the year ended December 31, 2024.

NOTE 20—ACCOUNTS RECEIVABLE FACILITIES

On June 28, 2022, we entered into an uncommitted accounts receivable purchase agreement (the “JPM Accounts Receivable Facility”), as amended, with JPMorgan Chase Bank, N.A. as the purchaser. The amount available for sale under the JPM Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of $160.0 million in receivables may be sold and remain unpaid under the JPM Accounts Receivable Facility at any time.

On March 28, 2024, we entered into an uncommitted accounts receivable purchase agreement (the “HSBC Accounts Receivable Facility” and, together with the JPM Accounts Receivable Facility, the “Accounts Receivable Facilities”) with HSBC Bank USA, National Association, as the purchaser. The amount available for sale under the HSBC Accounts Receivable Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business. A maximum of CAD $40.0 million or approximately USD $30.0 million in receivables may be sold and remain unpaid under the HSBC Accounts Receivable Facility at any time.

Accounts receivable sold under the JPM Accounts Receivable Facility were $631.1 million for the year ended December 31, 2024. The accounts receivable sold that remained outstanding under the JPM Accounts Receivable Facility as of December 31, 2024 was $84.8 million. Accounts receivable sold under the HSBC Accounts Receivable Facility were $98.2 million for the year ended December 31, 2024. The accounts receivable sold that remained outstanding under the HSBC Accounts Receivable Facility as of December 31, 2024 was $19.4 million.

During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our consolidated statement of cash flows. The difference between the carrying amount of the accounts receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our consolidated statements of income. The loss on sale of accounts receivable was $6.8 million for the year ended December 31, 2024 and $7.1 million for the year ended December 31, 2023 respectively, under the JPM Accounts Receivable Facility. The loss on sale of accounts receivable was $0.9 million for the year ended December 31, 2024, under the HSBC Accounts Receivable Facility.
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

NOTE 21—SUPPLY CHAIN FINANCE

We use a supply chain finance program in connection with the purchase of goods, which allows our suppliers to work directly with a third party to provide financing by purchasing their receivables earlier in the payment cycle. We maintain the same contractually agreed upon invoice terms prior to each supplier entering into the program. As of December 31, 2024, and December 31, 2023 we had approximately $30.6 million and $30.8 million, respectively under the program, which is included in accounts payable on our consolidated balance sheet.

(in thousands)	Supply Chain Finance Payables Outstanding
December 31, 2023	$30,783
Purchases	186,479
Payments	(186,390)
Other, including foreign currency translation	(288)
December 31, 2024	$30,584

NOTE 22—CASH FLOW INFORMATION

Cash payments for income taxes and cash payments for interest incurred related to our debt are as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash information:
Cash paid for income taxes	$78,163	$116,677	$127,271
Cash paid for interest	$52,118	$57,267	$46,781
Net increase (decrease) in accounts payable for capital expenditures	$(7,795)	$4,321	$(6,803)

Supplemental cash flow information related to our lease liabilities is as follows:

	Statement of Cash Flows Classification	December 31,
(in thousands)		2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating leases (1)	Operating	$32,155	$35,297
Finance leases - interest	Operating	$3,792	$2,480
Finance leases - principal	Financing	$13,838	$9,982
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Operating leases	Non-cash	$52,265	$4,197
Finance leases	Non-cash	$23,034	$31,113
_______________________
(1) Cash required by operating leases is reported net of operating lease expense in the operating section of our consolidated statements of cash flows in accrued expenses and other liabilities.

Leased Asset Program

Our ESP leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the years ended December 31, 2024, 2023, and 2022, we transferred $110.7 million, $105.0 million, and $80.2 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our lease program.

Expenditures for assets that are placed into our leased asset program expected to be recovered through sale are reported in leased assets in the operating section of our consolidated statements of cash flows. All other capitalizable expenditures for assets that are placed into our leased asset program are classified as capital expenditures in the investing section of our consolidated statements of cash flows. During the years ended December 31, 2024, 2023, and 2022, we made cash payments of $46.0 million, $58.2 million, and $39.8 million, respectively, for leased asset program equipment.

Argentina Blue Chip Swaps

The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. During the year ended December 31, 2024, we executed certain trades known as Blue Chip Swaps, which effectively results in the use of a parallel U.S. dollar exchange rate to convert available Argentine pesos to U.S. dollars. This parallel rate, which cannot be used as the basis to remeasure our net monetary assets in U.S. dollars under GAAP, was on average 29% higher than Argentina's official exchange when the swaps occurred during the first and second quarter of the year, respectively. The Blue Chip Swap transactions resulted in a $7.1 million pre-tax loss on investment during the year ended December 31, 2024, respectively. These losses are reflected in other expense (income), net, within our consolidated statements of income. We did not enter into any Blue Chip Swaps during the fourth quarter of 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

We have excluded RMSpumptools Limited from our assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. The total assets and total revenues of RMSpumptools, a wholly-owned subsidiary, represent less than 4% and less than 1% respectively, of the related consolidated financial statement amounts as of and for the period ended December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Terms	Date Terminated
Deric Bryant, Chief Operating Officer and President, Chemical Technologies	October 28, 2024	Rule 10b5-1 Trading Arrangement	Up to 495,489 shares to be sold	December 31, 2025	N/A	N/A
_______________________
(1) Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (the “Rule”).

(2) Each trading arrangement permits transactions through and including the earlier to occur of (i) the completion of all sales of shares subject to the arrangement, (ii) the date listed in the “Duration” column, or (iii) the occurrence of such other termination event as specified in the arrangement. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers is presented under the caption “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

The remaining information required in response to this Item will be included in the definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item will be included in the definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2024 with respect to shares of ChampionX common stock that may be issued under our 2018 Plan and under awards assumed when we acquired the Chemical Technologies business from Ecolab in 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,438,176	(1)	31.5	(2)	18,416,543	(3)
Equity compensation plans not approved by shareholders	2,350,181	(4)	6.5	(5)	—
Total	4,788,357		n/a		18,416,543
_______________________

(1)Includes 204,869 SSAR awards outstanding, 807,258 PSAs outstanding, assuming performance at target, 1,244,538 RSUs and shares of restricted stock outstanding, and 181,511 deferred stock units credited to non-employee directors pursuant to the 2018 Plan.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item will be included in the definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item will be included in the definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

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

3. Index of Exhibits:

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	Exhibit No.	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of December 18, 2019, by and among Ecolab Inc., ChampionX Holding Inc., ChampionX Corporation, and Athena Merger Sub, Inc.	8-K	2.1	December 20, 2019
2.2	Separation and Distribution Agreement, dated as of December 18, 2019, by and among Ecolab Inc., ChampionX Holding Inc., and ChampionX Corporation	8-K	2.2	December 20, 2019
2.3	Agreement and Plan of Merger, dated as of April 2, 2024, by and among ChampionX Corporation, Sodium Holdco, Inc., Schlumberger Limited and Sodium Merger Sub, Inc.	8-K/A	2.1	April 3, 2024
3.1	Second Amended and Restated Certificate of Incorporation of the Company	8-K	3.1	May 11, 2023
3.2	Amended and Restated By-Laws of the Company	8-K	3.2	May 11, 2023
4.1	Description of ChampionX Corporation Common Stock	10-K	4.1	February 6, 2024
10.1†	Restatement Agreement, dated June 7, 2022, by and among ChampionX Corporation, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	June 8, 2022
10.2†	Amendment No. 1 to Amended and Restated Credit Agreement, dated September 29, 2023, by and among the Company, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.1	October 3, 2023
10.3†	Master Receivables Purchase Agreement, dated as of June 28, 2022, by and among ChampionX LLC and US Synthetic Corporation as Sellers, Apergy USA, Inc. as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser	8-K	10.1	July 5, 2022
10.4	Performance Undertaking, dated June 28, 2022, made by ChampionX Corporation in favor of JPMorgan Chase Bank, N.A.	8-K	10.2	July 5, 2022
10.5†	First Amendment to Master Receivables Purchase Agreement, dated as of October 4, 2022 among ChampionX LLC and US Synthetic Corporation as Sellers, Apergy USA, Inc. as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser	10-K	10.5	February 6, 2024

10.6†	Second Amendment to Master Receivables Purchase Agreement, dated as of October 24, 2023 among ChampionX LLC, US Synthetic Corporation and Apergy ESP Systems, LLC as Sellers, Apergy USA, Inc. as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser	10-K	10.5	February 6, 2024
10.7†	Third Amendment to Master Receivables Purchase Agreement, dated as of December 14, 2023 among ChampionX LLC and US Synthetic Corporation as Sellers, Apergy USA, Inc. as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser	10-K	10.5	February 6, 2024
10.8	Master Receivables Purchase Agreement Facility Extension Request dated June 26, 2023	10-K	10.5	February 6, 2024
10.9	Master Receivables Purchase Agreement Facility Extension Request dated July 20, 2023	10-K	10.5	February 6, 2024
10.10	Master Receivables Purchase Agreement Facility Extension Request dated August 28, 2023	10-K	10.5	February 6, 2024
10.11†	Fourth Amendment to Master Receivables Purchase Agreement, dated as of May 16, 2024 among ChampionX LLC and US Synthetic Corporation as Sellers, Apergy USA LLC as Servicer, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser	10-Q	10.1	July 25, 2024
10.12†	Fifth Amendment to Master Receivables Purchase Agreement, dated as of August 30, 2024 among ChampionX LLC and US Synthetic Corporation as Sellers, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser	10-Q	10.2	October 24, 2024
10.13	Master Receivables Purchase Agreement Facility Extension Request dated August 30, 2024	10-Q	10.1	October 24, 2024
10.14††	ChampionX Corporation Amended and Restated 2018 Equity and Cash Incentive Plan	10-Q	10.1	May 13, 2021
10.15††	ChampionX Corporation Executive Officer Annual Incentive Plan	8-K	10.6	May 11, 2018
10.16††	Apergy USA LLC, Executive Deferred Compensation Plan	8-K	10.7	May 11, 2018
10.17††	ChampionX Corporation Executive Severance Plan	8-K	10.8	May 11, 2018
10.18††	ChampionX Corporation Amended and Restated Senior Executive Change-in-Control Severance Plan	8-K	10.1	February 21, 2024
10.19††	Form of award grant letter for restricted stock unit awards made under the ChampionX Corporation 2018 Equity and Cash Incentive Plan	8-K	10.1	May 11, 2018
10.20††	Form of award grant letter for performance share awards made under the ChampionX Corporation 2018 Equity and Cash Incentive Plan	8-K	10.11	May 11, 2018
10.21††	ChampionX Mirror Savings Plan	10-K	10.13	March 1, 2021
10.22††	ChampionX Mirror Savings Plan First Amendment	10-K	10.13	February 10, 2022
10.23††	ChampionX Mirror Savings Plan Second Amendment	10-K	10.13	February 2, 2023
10.24*††	Form of Section 280G Mitigation Agreement, dated as of December 23, 2024, by and between ChampionX Corporation and certain executive officers
10.25†	Tax Matters Agreement, dated as of June 3, 2020, by and among Ecolab Inc., ChampionX Holding Inc. and ChampionX Corporation	8-K	2.4	June 4, 2020
10.26†	Intellectual Property Matters Agreement, dated as of June 3, 2020, by and among Ecolab Inc. and ChampionX Holding Inc.	8-K	2.6	June 4, 2020
10.27†	Master Cross Supply and Product Transfer Agreement, dated as of June 3, 2020, by and among Ecolab Inc. and ChampionX LLC	8-K	2.7

19.1*	Securities Trading Policy of the Company
21.1*	Subsidiaries of ChampionX Corporation
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
97.1	Amended and Restated Executive Compensation Clawback Policy	10-K	97.1	February 6, 2024
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith
**Furnished herewith
† Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the Securities and Exchange Commission.
†† Denotes management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expense(1)	Accounts Written Off	Other	Balance at End of Year
Year Ended December 31, 2024	$5,734	395	(1,094)	83	5,118
Year Ended December 31, 2023	$5,506	1,480	(1,244)	(8)	$5,734
Year Ended December 31, 2022	$7,662	(927)	(869)	(360)	$5,506
_______________________
(1) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Additions	Reductions	Other(2)	Balance at End of Year
Year Ended December 31, 2024	$33,031	13,135	—	(174)	$45,992
Year Ended December 31, 2023	$32,500	472	—	59	$33,031
Year Ended December 31, 2022	$38,716	—	(6,120)	(96)	$32,500
_______________________
(2) Other represents impact of changes in foreign exchange rates.

Inventory Reserves (including LIFO)	Balance at Beginning of Year	Additions	Reductions	Other	Balance at End of Year
Year Ended December 31, 2024	$78,205	15,199	(13,238)	(679)	$79,487
Year Ended December 31, 2023	$87,238	18,974	(27,578)	(429)	$78,205
Year Ended December 31, 2022	$78,923	26,306	(16,566)	(1,425)	$87,238

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONX CORPORATION (Registrant)

Date: February 5, 2025	By:	/s/ KENNETH M. FISHER
Kenneth M. Fisher
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

February 5, 2025	/s/ SIVASANKARAN SOMASUNDARAM
Sivasankaran Somasundaram President and Chief Executive Officer Director
(Principal Executive Officer)

February 5, 2025	/s/ KENNETH M. FISHER
Kenneth M. Fisher Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 5, 2025	/s/ ANTOINE MARCOS
Antoine Marcos Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

February 5, 2025	/s/ HEIDI S. ALDERMAN
Heidi S. Alderman Director

February 5, 2025	/s/ MAMATHA CHAMARTHI
Mamatha Chamarthi Director

February 5, 2025	/s/ CARLOS A. FIERRO
Carlos A. Fierro Director

February 5, 2025	/s/ GARY P. LUQUETTE
Gary P. Luquette Director

February 5, 2025	/s/ ELAINE PICKLE
Elaine Pickle Director

February 5, 2025	/s/ STUART PORTER
Stuart Porter Director

February 5, 2025	/s/ DANIEL W. RABUN
Daniel W. Rabun Chairman of the Board of Directors