Form 10-Q
period 2025-03-31
ChampionX Corp
filed 2025-04-30
CIK 1723089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or
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

The registrant had 191.4 million shares of common stock, $0.01 par value, outstanding as of April 24, 2025.

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

All of our forward-looking statements involve risks, uncertainties and assumptions (some of which are significant or beyond our control) that could cause actual results to materially differ from our historical experience and our present expectations or projections. Known material factors that could cause actual results to materially differ from those contemplated in the forward-looking statements are those set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, and include the following:

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenue:
Product revenue	$731,086	$807,827
Service revenue	101,653	87,179
Lease and other revenue	31,725	27,135
Total revenue	864,464	922,141
Cost of goods and services	572,938	622,937
Gross profit	291,526	299,204
Costs and expenses:
Selling, general and administrative expense	177,045	172,414
(Gain) loss on sale-leaseback transaction and disposal group	—	(29,883)
Interest expense, net	13,196	13,935
Foreign currency transaction losses, net	1,504	55
Other (income) expense, net	(4,631)	2,927
Income before income taxes	104,412	139,756
Provision for income taxes	15,384	26,596
Net income	89,028	113,160
Net income attributable to noncontrolling interest	3,231	237
Net income attributable to ChampionX	$85,797	$112,923

Earnings per share attributable to ChampionX:
Basic	$0.45	$0.59
Diluted	$0.44	$0.58
Weighted-average shares outstanding:
Basic	191,143	190,803
Diluted	193,709	193,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$89,028	$113,160
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,914	(10,078)
Cash flow hedges	(2,178)	3,130
Defined pension and other post-retirement benefits adjustments, net	175	(37)
Other comprehensive income (loss)	7,911	(6,985)
Comprehensive income	96,939	106,175
Less: Comprehensive income attributable to noncontrolling interest	3,231	237
Comprehensive income attributable to ChampionX	$93,708	$105,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$526,559	$507,681
Receivables, net of allowances of $4,321 in 2025 and $5,118 in 2024	417,639	466,782
Inventories, net	497,183	496,831
Assets held for sale	241,791	14,001
Prepaid expenses and other current assets	85,617	78,602
Total current assets	1,768,789	1,563,897
Property, plant, and equipment, net of accumulated depreciation of $746,333 in 2025 and $849,465 in 2024	729,931	755,422
Goodwill	619,505	718,944
Intangible assets, net	247,907	258,614
Operating lease right-of-use assets	60,995	100,427
Other non-current assets	73,263	72,948
Total assets	$3,500,390	$3,470,252
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,203	$6,203
Accounts payable	498,335	455,531
Accrued compensation and employee benefits	64,351	113,907
Current portion of operating lease liabilities	15,511	16,794
Liabilities held for sale	61,415	—
Accrued expenses and other current liabilities	139,081	193,437
Total current liabilities	784,896	785,872
Long-term debt	590,746	591,453
Deferred income taxes	51,907	62,373
Operating lease liabilities	42,424	81,340
Other long-term liabilities	125,723	118,036
Total liabilities	1,595,696	1,639,074
Stockholders’ equity:
Common stock (2.5 billion shares authorized, $0.01 par value) 191.4 million shares and 190.7 million shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,914	1,907
Capital in excess of par value of common stock	2,158,660	2,164,098
Accumulated deficit	(171,239)	(239,048)
Accumulated other comprehensive loss	(72,609)	(80,520)
ChampionX stockholders’ equity	1,916,726	1,846,437
Noncontrolling interest	(12,032)	(15,259)
Total equity	1,904,694	1,831,178
Total liabilities and equity	$3,500,390	$3,470,252

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2024	190,717	$1,907	$2,164,098	$(239,048)	$(80,520)	$(15,259)	$1,831,178
Net income	—	—	—	85,797	—	3,231	89,028
Other comprehensive income	—	—	—	—	7,911	—	7,911
Stock-based compensation	660	6	6,715	—	—	—	6,721
Stock options exercised	54	1	344	—	—	—	345
Taxes withheld on issuance of stock-based awards	—	—	(12,497)	—	—	—	(12,497)
Dividends declared to common stockholders ($0.095 per share)	—	—	—	(18,330)	—	—	(18,330)
Cumulative translation adjustments and other	—	—	—	342	—	(4)	338
March 31, 2025	191,431	$1,914	$2,158,660	$(171,239)	$(72,609)	$(12,032)	$1,904,694

	Common Stock
(in thousands)	Shares	Par Value	Capital in Excess of Par Value	Accum. Deficit	Accum. Other Comp. Loss	Non-controlling Interest	Total
December 31, 2023	191,135	$1,913	$2,166,911	$(455,676)	$(36,526)	$(15,591)	$1,661,031
Net income	—	—	—	112,923	—	237	113,160
Other comprehensive loss	—	—	—	—	(6,985)	—	(6,985)
Stock-based compensation	677	7	6,166	—	—	—	6,173
Stock options exercised	168	2	915	—	—	—	917
Taxes withheld on issuance of stock-based awards	—	—	(11,821)	—	—	—	(11,821)
Dividends declared to common stockholders ($0.095 per share)	—	—	—	(17,967)	—	—	(17,967)
Repurchase and cancellation of common stock	(1,611)	(18)	(18,288)	(31,093)	—	—	(49,399)
Cumulative translation adjustments	—	—	—	—	—	65	65
March 31, 2024	190,369	$1,904	$2,143,883	$(391,813)	$(43,511)	$(15,289)	$1,695,174

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHAMPIONX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$89,028	$113,160
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	60,056	59,580
(Gain) loss on sale-leaseback transaction and disposal group	—	(29,883)
Loss on Argentina Blue Chip Swap transaction	—	4,092
Stock-based compensation	6,721	6,173
Provision for inventory obsolescence and write-downs	1,744	2,621
Deferred income taxes	(10,941)	(12,903)
Loss (gain) on disposal of fixed assets	1,616	1,107
Amortization of deferred loan costs and accretion of discount	1,059	1,059
Other	1,429	1,863
Changes in operating assets and liabilities (net of effects of foreign exchange):
Receivables	13,937	62,915
Inventories	(25,569)	(39,873)
Leased assets	(6,665)	(4,254)
Other assets	(19,955)	(602)
Accounts payable	40,675	68,248
Other liabilities	(86,333)	(59,795)
Net cash flows provided by operating activities	66,802	173,508

Cash flows from investing activities:
Capital expenditures	(31,250)	(31,912)
Proceeds from sale of fixed assets	3,004	2,390
Proceeds from sale-leaseback transaction	—	44,292
Purchase of investments	—	(17,162)
Sale of investments	—	13,070
Acquisitions, net of cash acquired	—	(21,472)
Net cash used for investing activities	(28,246)	(10,794)

Cash flows from financing activities:
Repayment of long-term debt	(1,551)	(1,551)
Repurchases of common stock	—	(49,399)
Dividends paid	(18,110)	(16,247)
Payments related to taxes withheld on stock-based compensation	(12,491)	(11,821)
Payment of finance lease obligations	(3,826)	(3,138)
Proceeds expected to be remitted under the Accounts Receivable Facility	17,190	17,083
Other	(1,361)	980
Net cash used for financing activities	(20,149)	(64,093)

Effect of exchange rate changes on cash and cash equivalents	471	(1,161)

Net increase in cash and cash equivalents	18,878	97,460
Cash and cash equivalents at beginning of period	507,681	288,557
Cash and cash equivalents at end of period	$526,559	$386,017

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

The Merger Agreement contains certain termination rights for each of ChampionX and SLB. Upon termination of the Merger Agreement under specified circumstances, including the termination by either party if certain Mutual Legal Restraints (as defined in the Merger Agreement) exist, specified regulatory approvals have not been obtained or if the consummation of the Merger does not occur on or prior to October 2, 2025 and, subject to certain exceptions, the parties will have satisfied the conditions to the Merger, SLB would be required to pay ChampionX a termination fee of $326.6 million.

During the three months ended March 31, 2025, we recorded third party legal and professional fees of $10.2 million in connection with the pending Merger with SLB. These costs are reflected in selling, general and administrative expense within our condensed consolidated statement of income.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ChampionX have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from our estimates. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments unless otherwise specified) necessary for a fair statement of our financial condition and results of operations as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2025.

Significant Accounting Policies

Please refer to “Note 1–Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for the discussion of our significant accounting policies.

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

•Drilling Technologies—designs, manufactures and markets polycrystalline diamond cutters and bearings for use in oil and gas drill bits under the US Synthetic brand. On February 24, 2025, the Company entered into a definitive agreement to sell all of its equity interests in US Synthetic Corporation (“US Synthetic”) to a controlled affiliate of LongRange Capital, L.P. See Note 3—Assets Held For Sale

•Reservoir Chemical Technologies—manufactures specialty products that support well stimulation, construction (including drilling and cementing) and remediation needs in the oil and natural gas industry.

We refer to our Production Chemical Technologies segment and our Reservoir Chemical Technologies segment collectively as our Chemical Technologies business. Although Reservoir Chemical Technologies is not required to be disclosed separately as a reportable segment based on materiality, management believes the additional information contributes to a better understanding of the business. Other business activities that do not meet the criteria of an operating segment have been combined into Corporate and other. Corporate and other includes (i) corporate and overhead expenses, and (ii) revenue and costs for activities that are not operating segments.

Segment revenue and segment operating profit

Three Months Ended March 31, 2025
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total Reportable Segments	Corporate and other(1)	Total
Segment revenue	$523,390	$264,377	$50,530	$26,926	$865,223	$(759)	$864,464
Cost of goods and services	345,139	177,228	31,990	18,572	572,929	9	572,938
Selling, general and administrative expense	96,974	49,876	10,386	3,104	160,340	16,705	177,045
Other segment items	(895)	(281)	(20)	(279)	(1,475)	(1,652)	(3,127)
Segment operating profit	82,172	37,554	8,174	5,529	133,429	(15,821)	117,608
Interest expense, net	—	—	—	—	—	13,196	13,196
Income before income taxes	82,172	37,554	8,174	5,529	133,429	(29,017)	104,412

Three Months Ended March 31, 2024
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total Reportable Segments	Corporate and other(1)	Total
Segment revenue	$590,108	$252,614	$55,206	$24,705	$922,633	$(492)	$922,141
Cost of goods and services	403,072	171,057	30,957	17,832	622,918	19	622,937
Selling, general and administrative expense	96,899	53,759	9,717	3,114	163,489	8,925	172,414
Other segment items	2,305	(672)	(29,870)	13	(28,224)	1,323	(26,901)
Segment operating profit	87,832	28,470	44,402	3,746	164,450	(10,759)	153,691
Interest expense, net	—	—	—	—	—	13,935	13,935
Income before income taxes	$87,832	$28,470	$44,402	$3,746	$164,450	$(24,694)	$139,756
_______________________
(1)    Corporate and other includes costs not directly attributable or allocated to our reportable segments such as overhead and other costs pertaining to corporate executive management and other administrative functions, and the results attributable to our noncontrolling interest.

Geographic information

(in thousands)	March 31, 2025	December 31, 2024
Property, plant, and equipment, net:
United States	$498,314	$522,850
Singapore	70,376	72,085
Canada	63,982	64,649
Other Countries	97,259	95,838
Total property, plant, and equipment, net	$729,931	$755,422

See Note 4—Revenue for information related to revenue by geography and end markets.

Other business segment information

	Segment Assets
(in thousands)	March 31, 2025	December 31, 2024
Chemical Technologies (1)	$518,698	$535,033
Production & Automation Technologies	393,258	375,492
Drilling Technologies	61,247	49,998
Total segment assets (2)	973,203	960,523
Other current assets	795,586	603,374
Noncurrent assets	1,731,601	1,906,355
Total assets	$3,500,390	$3,470,252
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

	Capital Expenditures Three Months Ended March 31,
(in thousands)	2025	2024
Chemical Technologies (1)	$5,539	$14,734
Production & Automation Technologies	24,099	16,291
Drilling Technologies	1,589	795
Corporate and other	23	92
Total	$31,250	$31,912
_______________________
(1)    Our Chemical Technologies business has an integrated supply chain function that serves the Production Chemical Technologies and Reservoir Chemical Technologies reportable segments. As such, capital expenditure information by each reportable segment has not been provided and is not available, since the Company does not produce or utilize such information.

	Depreciation & Amortization Three Months Ended March 31,
(in thousands)	2025	2024
Production Chemical Technologies	$25,235	$26,266
Production & Automation Technologies	31,951	29,794
Drilling Technologies	1,297	1,555
Reservoir Chemical Technologies	1,096	1,584
Corporate and other	477	381
Total	$60,056	$59,580

NOTE 3—ASSETS HELD FOR SALE

US Synthetic Corporation

On February 24, 2025, the Company entered into a definitive agreement to sell all of its equity interests in US Synthetic Corporation (“US Synthetic”) to a controlled affiliate of LongRange Capital, L.P. (the “USS Purchase Agreement,” and the transactions contemplated thereby, the “USS Divestiture”). US Synthetic designs, manufactures and markets polycrystalline diamond cutters and bearings for use in oil and gas drill bits and is the only operating entity in our Drilling Technologies segment.

Pursuant to the purchase agreement, ChampionX will receive cash consideration of approximately $300 million, subject to customary adjustments.

The closing of the USS Purchase Agreement is subject to customary closing conditions, including: (i) the absence of certain legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the USS Divestiture; (ii) the expiration or termination of all waiting periods applicable to the USS Divestiture under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (which expired on February 24, 2025) and any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate before a certain date, the USS Divestiture and the receipt of all clearances, consents and approvals under applicable regulatory laws; (iii) the closing of the Merger with SLB; and (iv) certain other customary conditions relating to the parties’ representations and warranties in the USS Purchase Agreement and the performance of their respective obligations. As of March 31, 2025, we had assets of $226.6 million, (including goodwill of $101.1 million) and liabilities of $61.4 million for this business classified as held for sale. The results of US Synthetic will continue to be reported in continuing operations in our condensed consolidated income statement until the sale of US Synthetic is completed.

We classify long-lived assets, or disposal groups as held for sale in the period in which all the held for sale criteria in accordance with Accounting Standard Codification (“ASC”) 360, Property, Plant and Equipment, are met. The long-lived asset (disposal group) is reported at the lower of its carrying value or fair value less cost to sell.

The following table presents information related to the major classes of assets and liabilities that were held for sale in our condensed consolidated balance sheet:

US Synthetic Corporation
(in thousands)	March 31, 2025
Receivables, net of allowances of $199	$38,937
Inventories, net	22,310
Prepaid expenses and other current assets	1,172
Property, plant, and equipment, net of accumulated depreciation of $128,190	18,590
Goodwill	101,136
Intangible assets, net of accumulated amortization of $52,243	3,600
Operating lease right-of-use assets	37,075
Other non-current assets	3,764
Total assets held for sale	$226,584
Accounts payable	$19,399
Accrued compensation and employee benefits	3,729
Accrued expenses and other current liabilities	282
Operating lease liabilities	38,005
Total liabilities held for sale	$61,415

Other

We have certain other assets, primarily property, plant and equipment, that aggregate to $15.2 million held for sale as of March 31, 2025 that are reflected in our condensed consolidated balance sheet.

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

Revenue disaggregated by geography was as follows:

	Three Months Ended March 31, 2025
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other	Total
United States	$248,289	$193,542	$40,581	$15,907	$—	$498,319
Latin America	57,540	8,649	—	2,754	—	68,943
Middle East & Africa	73,987	21,314	1,541	5,763	(759)	101,846
Canada	77,282	18,376	3,923	636	—	100,217
Europe	41,105	6,113	2,796	1,311	—	51,325
Asia-Pacific	13,177	2,743	1,663	552	—	18,135
Australia	12,010	13,640	26	3	—	25,679
Total revenue	$523,390	$264,377	$50,530	$26,926	$(759)	$864,464

	Three Months Ended March 31, 2024
(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Corporate and other	Total
United States	$242,484	$195,667	$43,620	$13,845	$—	$495,616
Latin America	122,313	4,325	97	3,284	—	130,019
Middle East & Africa	79,367	14,662	2,248	5,563	(492)	101,348
Canada	77,880	18,315	4,323	514	—	101,032
Europe	47,653	4,939	4,387	1,137	—	58,116
Asia-Pacific	15,325	2,339	531	362	—	18,557
Australia	5,086	12,367	—	—	—	17,453
Total revenue	$590,108	$252,614	$55,206	$24,705	$(492)	$922,141

Revenue is attributed to regions based on the location of our direct customer, which in some instances is an intermediary and not necessarily the end user.

Contract Balances

The beginning and ending contract asset and contract liability balances from contracts with customers were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Contract assets	$—	$—
Contract liabilities - current	$16,702	$16,517

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The components of our definite- and indefinite-lived intangible assets were as follows:

	March 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships (1)	$286,899	$143,974	$142,925	$324,893	$177,831	$147,062
Unpatented technologies (1)	164,521	93,243	71,278	173,333	96,984	76,349
Software	4,285	864	3,421	—	—	—
Trademarks (1)	31,641	12,905	18,736	31,575	12,335	19,240
Patents(1)	32,720	27,555	5,165	35,722	30,323	5,399
Other	5,182	—	5,182	6,980	1,216	5,764
	525,248	278,541	246,707	572,503	318,689	253,814
Indefinite-lived intangible assets:
Trademarks (1)	—	—	—	3,600	—	3,600
In-process research and development	1,200	—	1,200	1,200	—	1,200
	1,200	—	1,200	4,800	—	4,800
Total	$526,448	$278,541	$247,907	$577,303	$318,689	$258,614
(1)    See Note 3—Assets Held For Sale for additional information related to the US Synthetic intangible assets held for sale. The gross carrying amount of US Synthetic intangible assets (including indefinite-lived intangible assets) reclassified to assets held for sale as of March 31, 2025 is $55.8 million with associated accumulated amortization of $52.2 million.

Goodwill

The carrying amount of goodwill, including changes therein, by reportable segment is below:

(in thousands)	Production Chemical Technologies	Production & Automation Technologies	Drilling Technologies	Reservoir Chemical Technologies	Total
December 31, 2024	$347,560	$270,248	$101,136	$—	$718,944
Reclassified to assets held for sale (1)	—	—	(101,136)	—	(101,136)
Foreign currency translation	(21)	1,718	—	—	1,697
March 31, 2025	$347,539	$271,966	$—	$—	$619,505
______________________
(1)    See See Note 3—Assets Held For Sale for additional information related to the US Synthetic Assets Held for Sale.

Goodwill is not subject to amortization but is tested for impairment on an annual basis or more frequently if impairment indicators arise.

NOTE 6—DEBT

Long-term debt consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
2022 Revolving Credit Facility	$—	$—
2022 Term Loan Facility	611,007	612,559
Total	611,007	612,559
Net unamortized discounts and issuance costs	(14,058)	(14,903)
Total long-term debt	596,949	597,656
Current portion of long-term debt (1)	(6,203)	(6,203)
Long-term debt, less current portion	$590,746	$591,453
_______________________
(1) Includes the mandatory amortization payments due within twelve months related to the 2022 Term Loan Facility as of March 31, 2025.

On June 7, 2022, we entered into a restated credit agreement (the “Restated Credit Agreement”), which amends and restates the prior credit agreement. The Restated Credit Agreement provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility,” and, together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). Proceeds from future borrowings under the 2022 Revolving Credit Facility are expected to be used for working capital and general corporate purposes. The initial amount drawn under the 2022 Revolving Credit Facility has been repaid. As of March 31, 2025, we had no amounts outstanding under the 2022 Revolving Credit Facility.

The 2022 Term Loan Facility matures June 7, 2029 and the 2022 Revolving Credit Facility matures June 7, 2027. The 2022 Term Loan Facility is subject to mandatory amortization payments of 1% per annum of the initial commitment paid quarterly, which began on December 30, 2022. The Senior Secured Credit Facility contains customary representations and warranties, covenants, and events of default for loan facilities of this type. We were in compliance with all covenants as of March 31, 2025.

On September 29, 2023, we amended the Restated Credit Agreement to, among other things, reprice the Company’s $620.3 million of existing term loans under the 2022 Term Loan Facility, in connection with which new term loans in the same amount were issued. The new term loans bear interest at a per annum rate of (i) an adjusted SOFR Rate plus 2.75% per annum or (ii) a base rate plus 1.75%. The new term loans may be prepaid at any time without penalty, subject to the payment of customary breakage costs in the case of the SOFR rate loans. No other material terms of the Senior Secured Credit Facility were changed as part of the September 2023 amendment.

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

As of March 31, 2025 and December 31, 2024, we had $76.6 million and $70.3 million, respectively, of outstanding letters of credit, surety bonds and guarantees, which expire at various dates through 2039. These financial instruments are primarily maintained as security for insurance, warranty, and other performance obligations. Generally, we would only be liable for the amount of these letters of credit, surety bonds, and guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

Litigation and Environmental Matters

The Company is party to various proceedings and claims incidental to its business, including matters arising under provisions relating to the protection of the environment. We review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and accrued to date, and the availability and extent of insurance coverage. We accrue a liability for legal matters that are probable and can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately eight locations, the majority of which are in the United States (“U.S.”). Environmental liabilities have been accrued to reflect our best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities. As of March 31, 2025 and December 31, 2024, environmental liability accruals related to these locations were $5.7 million and $5.7 million, respectively.

Prior to the commencement of our operations as an independent publicly traded company in 2018, groundwater contamination was discovered at the Norris Sucker Rods plant site located in Tulsa, Oklahoma. Initial remedial efforts were undertaken at the time of discovery of the contamination and we have since coordinated monitoring and remediation with the Oklahoma Department of Environmental Quality (“ODEQ”). ODEQ approved our long-term remediation plan, prepared in connection with an engineering and consulting firm engaged for this purpose and we have accrued liabilities of approximately
$1.2 million for this remediation plan. We are now in discussion with ODEQ to finalize a consent order and we cannot fully anticipate the timing, outcome or possible impact of further remedial activities that may be required in a final order, financial or otherwise. Liabilities could increase in the future until such time as we ultimately reach agreement with ODEQ on our remediation plan in a final consent order and such liabilities become probable and can be reasonably estimated; however, there have been no changes to our estimated liability as of March 31, 2025.

NOTE 8—STOCKHOLDERS' EQUITY

Dividends

Our first quarter cash dividend of $0.095 per share was declared on February 19, 2025 and is payable on April 25, 2025, to shareholders of record on April 4, 2025. As a result, we recorded a dividend payable of $18.7 million on our condensed consolidated balance sheet as of March 31, 2025. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by our Board of Directors (the “Board”) and will depend on future business conditions, financial conditions, results of operations and other factors.

Repurchases

On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock which was increased by our Board to $750 million on October 24, 2022. On January 31, 2024, our Board authorized a further increase in the aggregate value of shares that may be repurchased under the share repurchase program to $1.5 billion. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. During the three months ended March 31, 2025, we did not repurchase any shares under the share repurchase program.

NOTE 9—EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income attributable to ChampionX	$85,797	$112,923

Weighted-average number of shares outstanding	191,143	190,803
Dilutive effect of stock-based compensation	2,566	3,161
Total shares and dilutive securities	193,709	193,964

Earnings per share attributable to ChampionX:
Basic	$0.45	$0.59
Diluted	$0.44	$0.58

For all periods presented, the computation of diluted earnings per share excludes awards with an anti-dilutive impact. For the three months ended March 31, 2025 and March 31, 2024, the diluted shares include the dilutive impact of equity awards except for approximately 0.1 million and 0.5 million shares, respectively, that were excluded because their inclusion would be anti-dilutive.

NOTE 10—ACQUISITIONS, DIVESTITURES AND SALE-LEASEBACK

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

Artificial Lift Performance Limited

On February 26, 2024, we acquired Artificial Lift Performance Limited (“ALP”), a provider of advanced analytics solutions for enhancing oil and gas production performance based in Edinburgh, Scotland. These assets and liabilities have been included in our Production & Automation Technologies segment. Under the terms of the agreements, we paid $13.4 million, inclusive of working capital adjustments, with an additional $1.7 million paid on the first anniversary of the closing date, and a maximum earn out potential of $3.0 million over the next year. As part of our purchase price allocation, we recorded definite-lived intangible assets of $10.4 million which consists of assumed software, trademarks and customer relationships and recorded $9.4 million of goodwill, which is inclusive of purchase price accounting adjustments. In addition, we assumed liabilities of $7.6 million, which includes the holdback payment and earn-out consideration. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

RMSpumptools Limited

On July 8, 2024, we completed the acquisition of RMSpumptools Limited, a UK-based company that designs and manufactures highly engineered mechanical and electrical solutions for complex artificial lift applications. The purpose of the acquisition is to create growth opportunities in the artificial lift business internationally and this business is included in our Production & Automation Technologies segment. We paid $106.1 million, and as part of our purchase price allocation, we recorded definite-lived intangible assets of $53.0 million, which consists of customer relationships, unpatented technology and trade names and recorded $45.0 million of goodwill, which is inclusive of purchase price accounting adjustments. In addition, we assumed liabilities of $29.0 million, which includes a $13.8 million deferred tax liability. The pro forma effect of this acquisition on revenue and net income has been determined to be immaterial to our financial statements.

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

Due to the continued deterioration of the business environment, increasing trade regulations and sanctions and Russia’s imposition of an exit tax on divestments to facilitate exit from in-country operations, we assessed the fair value less cost to sell the business as of March 31, 2023 to be zero, resulting in a $13.0 million pre-tax impairment expense recorded during the three months ended March 31, 2023, which is reflected in loss (gain) on disposal group and sale-leaseback transaction within our consolidated statements of income. There were no charges during the period ended March 31, 2025.

Sale-Leaseback

Orem, Utah

On March 29, 2024, we entered into a sale-leaseback agreement with an unrelated party involving three buildings in Orem, Utah. Under the arrangement, the property (land and buildings) with a net book value of $14.1 million was sold for $45.5 million and leased back under a twenty year lease agreement. We received cash of $44.3 million, net of closing costs and other fees related to the sale of the property. The lease provides for annual base payments of $3.3 million and expires in March 2044 with an option to extend the term of the lease for one additional seven-year period. The transaction qualifies as a sale-leaseback, and as a result, we recorded a $29.8 million net gain on sale for the year ended December 31, 2024. Additionally, we established a $37.7 million right of use asset and $37.7 million operating lease liability.

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
Level 3- Inputs are unobservable inputs for which there is little or no market data available.
The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis are as follows:

		Carrying Amount
(in thousands)	Measurement Level	March 31, 2025	December 31, 2024
Assets
Foreign currency forward contracts	Level 2	$6,983	$10,078
Interest rate swaps	Level 2	2,330	4,199
Total		$9,313	$14,277

Liabilities
Foreign currency forward contracts	Level 2	$4,265	$13,430
Interest rate swaps	Level 2	—	13
Total		$4,265	$13,443

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

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2022 Revolving Credit Facility	$—	$—	$—	$—
2022 Term Loan Facility	$611,007	$612,535	$612,559	$613,324

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

	Derivative Assets		Derivative Liabilities
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Prepaid expenses and other current assets	$8,672	$12,455	$—	$—
Other non-current assets	641	1,822	—	—
Accrued expenses and other current liabilities	—	—	4,265	13,443
Other long-term liabilities	—	—	—	—
	$9,313	$14,277	$4,265	$13,443

The following table summarizes the notional values of the Company’s outstanding derivatives:

(in thousands)	March 31, 2025	December 31, 2024
Notional value of foreign currency forward contracts and interest rate swaps	$1,042,380	$941,784

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

Effect of Derivative Instruments on Income

The loss (gain) of all derivative instruments recognized is summarized below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Loss (gain) reclassified from AOCI to income on cash flow hedges:
Cost of goods and services	$(899)	$(438)
Interest expense	(946)	(1,714)
Loss (gain) on derivatives not designated as hedging instruments:
Other (income) expense, net	(784)	953
Total loss (gain) of derivative instruments	$(2,629)	$(1,199)

NOTE 13—INVENTORIES

Inventories consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$117,647	$131,605
Work in progress	9,912	24,431
Finished goods	443,793	420,282
	571,352	576,318
Inventory reserve	(26,976)	(27,997)
LIFO adjustments (1)	(47,193)	(51,490)
Inventories, net	$497,183	$496,831
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

Accounts receivable sold under the JPM Accounts Receivable Facility were $120.4 million for the three months ended March 31, 2025. The accounts receivable sold that remained outstanding under the JPM Accounts Receivable Facility as of March 31, 2025 was $101.5 million. Accounts receivable sold under the HSBC Accounts Receivable Facility were $42.9 million for the three months ended March 31, 2025. The accounts receivable sold that remained outstanding under the HSBC Accounts Receivable Facility as of March 31, 2025 was $26.9 million.

During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $1.1 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively, under the JPM Accounts Receivable Facility. The loss on sale of accounts receivable was $0.3 million for the three months ended March 31, 2025, under the HSBC Accounts Receivable Facility. During the three months ended March 31, 2024, no accounts receivable related to the HSBC Accounts Receivable Facility were sold.

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

NOTE 15—SUPPLY CHAIN FINANCE

We use a supply chain finance program in connection with the purchase of goods, which allows our suppliers to work directly with a third party to provide financing by purchasing their receivables earlier in the payment cycle. We maintain the same contractually agreed upon invoice terms prior to each supplier entering into the program. As of March 31, 2025, we had approximately $38.3 million outstanding under the program, which is included in accounts payable on our condensed consolidated balance sheet.

NOTE 16—CASH FLOW INFORMATION

Leased Asset Program

Our electrical submersible pumping leased asset program is reported in our Production & Automation Technologies segment. At the time of purchase, assets are recorded to inventory and are transferred to property, plant, and equipment when a customer contracts for an asset under our leased asset program. During the three months ended March 31, 2025 and 2024, we transferred $28.9 million and $29.5 million, respectively, of inventory into property, plant, and equipment as a result of assets entering our leased asset program.

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

Argentina Blue Chip Swap

The Central Bank of Argentina maintained currency controls that limited our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps, effectively resulted in the use of a parallel U.S. dollar exchange rate to convert available Argentine pesos to U.S. dollars. This parallel rate, which cannot be used as the basis to remeasure our net monetary assets in U.S. dollars under GAAP, was 31% higher than Argentina's official exchange when the swaps occurred. The Blue Chip Swap transactions resulted in $4.1 million pre-tax loss on investment during the three months ended March 31, 2024. These losses are reflected in other expense (income), net, within our condensed consolidated statements of income. We did not enter into any Blue Chip Swaps during the first quarter of 2025.

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

Market Conditions and Outlook

Historically, oil prices have been cyclical and volatile, driven by fundamental supply and demand considerations as well as other factors including global and regional geopolitical developments. Oil prices decreased slightly from approximately $70 per barrel as of December 31, 2024 to $68 per barrel as of March 31, 2025 and have since then declined further. The voluntary production cuts of the Organization of the Petroleum Exporting Countries and other major international producers (collectively, “OPEC+”) extends through April 2025 and will be followed by announced production increases beginning May 2025. OPEC+ has stated that they do not expect the increased production to have a substantial effect on global oil supply. However, as a result, oil prices are likely to remain under pressure for the remainder of 2025. Longer term, we continue to expect oil prices to remain cyclical, driven by both supply and demand as well as geopolitical factors, including recently announced tariffs and other trade measures.

We continue to monitor the effects of the recent tariffs imposed by the U.S. administration during the second quarter of 2025, the reciprocal tariffs and retaliatory tariffs imposed by other countries, and the impact on our global supply chain. Tariffs increase our material input costs, and further trade restrictions, retaliatory trade measures or additional tariffs implemented could result in higher input costs for our products. We target to increase customer selling prices to offset cost increases and inflation. We also attempt to control such costs and volatility through commercial contract discipline, supply chain adjustments and productivity programs. Tariffs and other retaliatory trade measures imposed by the U.S. and other nations have not yet had a significant impact on our business or results of operations.

Inflation rates continued to moderate during the first quarter of 2025. Nonetheless, we continue to actively monitor market trends specifically related to the sourcing of raw materials and other cost components. Inflation trends are likely to be impacted by tariffs and other trade measures imposed by the U.S. and other nations. We will continue to work diligently to ensure selling prices offset the impact of any raw material, labor, and tariff and logistics-related inflation on our businesses. Our productivity and continuous improvement initiatives are focused on delivering expanding profit margins in all our businesses.

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

Pursuant to the Merger Agreement, at the Effective Time and by virtue of the Merger, each share of ChampionX common stock issued and outstanding immediately prior to the Effective Time (other than any shares of ChampionX common stock held in the treasury of ChampionX or held by SLB, Holdco or any direct or indirect wholly owned subsidiary of SLB, in each case except for any such shares held on behalf of third parties) will be converted, without any action on the part of the holder thereof, into the right to receive 0.735 shares of (“SLB Common Stock”), which shares will be duly authorized and validly issued in accordance with applicable laws and, if applicable, cash in lieu of fractional shares.

The parties’ obligations to consummate the Merger are subject to satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including, among others: (a) adoption by ChampionX stockholders of the Merger Agreement; (b) the receipt of approval for listing of the shares of SLB Common Stock which will comprise Equity Consideration on the New York Stock Exchange, subject to official notice of issuance; (c) the absence of certain legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions; (d) the expiration or termination of all waiting periods applicable to the Transactions under (the “HSR Act”), and any commitment to, or agreement with, any governmental entity to delay the consummation of, or not to consummate before a certain date, the Transactions and the receipt of all clearances, consents and approvals under certain specified regulatory laws; (e) the effectiveness of the registration statement on Form S-4 to be filed by SLB in connection with the issuance of the Equity Consideration, which will include a proxy statement of ChampionX (the “Form S-4”); (f) with respect to closing conditions for the benefit of SLB, (i) the absence of certain specified legal restraints that enjoin, prohibit, prevent or make illegal the consummation of the Transactions, (ii) the absence of investigations of the Transaction under specified regulatory laws, (iii) the expiration of all waiting periods applicable under specified regulatory filings following SLB’s determination to submit such filings (“Specified Regulatory Filings”), (iv) receipt of all clearances, consents and approvals under the Specified Regulatory Filings and (v) the absence of certain other regulatory laws prohibiting or making illegal the consummation of the Transactions or otherwise as set forth in the Merger Agreement and (g) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations. On May 15, 2024, the Form S-4 and proxy statement/prospectus that was filed with the Securities and Exchange Commission (the “SEC”) in connection with the Transactions was declared effective by the SEC. On June 18, 2024, ChampionX’s stockholders adopted the Merger Agreement at a special meeting of the stockholders. SLB and ChampionX are continuing to pursue clearances, consents and approvals under certain specified regulatory laws.

Additional information about the Merger is set forth in our Current Report on Form 8-K/A filed with the SEC on April 3, 2024 and the Definitive Proxy on Schedule 14A filed with the SEC on May 15, 2024.

CRITICAL ACCOUNTING ESTIMATES

Refer to our “Critical Accounting Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	December 31,	Variance
(in thousands)	2025	2024	$
Revenue	$864,464	$912,037	$(47,573)
Cost of goods and services	572,938	600,154	(27,216)
Gross profit	291,526	311,883	(20,357)
Selling, general and administrative expense	177,045	184,722	(7,677)
Interest expense, net	13,196	12,375	821
Foreign currency transaction losses (gains), net	1,504	1,697	(193)
Other (income) expense, net	(4,631)	(5,026)	395
Income before income taxes	104,412	118,115	(13,703)
Provision for income taxes	15,384	33,204	(17,820)
Net income	89,028	84,911	4,117
Net income attributable to noncontrolling interest	3,231	2,145	1,086
Net income attributable to ChampionX	$85,797	$82,766	$3,031

Revenue. Revenue decreased $47.6 million, or 5%, sequentially primarily due to a slowdown in market activity.

Gross profit. Gross profit decreased $20.4 million, or 7%, sequentially mainly due to decreased volumes.

Selling, general and administrative expense. Selling, general and administrative expense decreased $7.7 million, or 4%, sequentially, primarily due to a reduction in third party legal and professional fees incurred related to the Merger transaction with SLB.

Foreign currency transaction losses (gains), net. Foreign currency transaction losses, net was relatively flat, sequentially.

Other (income) expense, net. Other income, net was relatively flat, sequentially.

Provision for income taxes. Our provision for income taxes reflected effective tax rates (“ETR”) of 14.7% and 28.1% for the three months ended March 31, 2025 and December 31, 2024, respectively. The decrease to the ETR for the quarter ended March 31, 2025 was primarily due to discrete tax benefits related to stock compensation and changes in uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS

	Three Months Ended
	March 31,	December 31,	Variance
(in thousands)	2025	2024	$
Segment revenue:
Production Chemical Technologies	$523,390	$569,662	$(46,272)
Production & Automation Technologies	264,377	269,568	(5,191)
Drilling Technologies	50,530	51,942	(1,412)
Reservoir Chemical Technologies	26,926	21,937	4,989
Corporate and other	(759)	(1,072)	313
Total revenue	$864,464	$912,037	$(47,573)

Segment operating profit (loss):
Production Chemical Technologies	$82,172	$103,567	$(21,395)
Production & Automation Technologies	37,554	39,027	(1,473)
Drilling Technologies	8,174	10,703	(2,529)
Reservoir Chemical Technologies	5,529	2,294	3,235
Total segment operating profit	133,429	155,591	(22,162)
Corporate expense and other(1)	15,821	25,101	(9,280)
Interest expense, net	13,196	12,375	821
Income before income taxes	$104,412	$118,115	$(13,703)
Production Chemical Technologies
Revenue. Production Chemical Technologies revenue decreased $46.3 million, or 8%, in the first quarter of 2025 compared to the prior quarter, mainly due to lower international sales volumes.

Operating profit. Production Chemical Technologies operating profit decreased $21.4 million, or 21%, in the first quarter of 2025 compared to the prior quarter mainly due to seasonally lower international sales volumes.

Production & Automation Technologies

Revenue. Production & Automation Technologies revenue decreased $5.2 million, or 2%, in the first quarter of 2025 compared to the prior quarter primarily due to seasonally lower international sales volumes.

Operating profit. Production & Automation Technologies operating profit is flat compared to the prior quarter.

Drilling Technologies

Revenue. Drilling Technologies revenue decreased $1.4 million, or 3%, in the first quarter of 2025 compared to the prior quarter primarily due to lower sales volumes in the inserts product line.

Operating profit. Drilling Technologies first quarter operating profit decreased $2.5 million or 24% in the first quarter of 2025 compared to the prior quarter primarily due to lower sales volume, as mentioned above, one-time bonuses and some increased production costs.

Reservoir Chemical Technologies

Revenue. Reservoir Chemical Technologies revenue increased $5.0 million, or 23%, in the first quarter of 2025 compared to the prior quarter primarily due to higher sales volumes in the U.S. and internationally.

Operating profit. Reservoir Chemical Technologies operating profit increased $3.2 million or 141% in the first quarter of 2025 compared to the prior quarter primarily due to higher sales volume, as mentioned above, and favorable product and regional mix.

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

At March 31, 2025, we had cash and cash equivalents of $526.6 million compared to $507.7 million at December 31, 2024, primarily for working capital and operational purposes. At March 31, 2025, we had total liquidity of $1.2 billion, comprised of $526.6 million of cash and cash equivalents and $673.6 million of available capacity under the 2022 Revolving Credit Facility (as defined below).

The Company maintains a restated credit agreement (the “Restated Credit Agreement”) that provides for (i) a $625.0 million seven-year senior secured term loan B facility (the “2022 Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $700.0 million, of which $100.0 million is available for the issuance of letters of credit (the “2022 Revolving Credit Facility” together with the 2022 Term Loan Facility, the “Senior Secured Credit Facility”). On September 29, 2023, we amended the Restated Credit Agreement to, among other things, reprice the Company’s $620.3 million of existing term loans under the 2022 Term Loan Facility, in connection with which new term loans in the same amount were issued. The new term loans bear interest at a per annum rate of (i) an adjusted SOFR Rate plus 2.75% per annum or (ii) a base rate plus 1.75%. The new term loans may be prepaid at any time without penalty, subject to the payment of customary breakage costs in the case of the SOFR rate loans. No other material terms of the Senior Secured Credit Facility were changed as part of the September 2023 amendment.

At March 31, 2025, we had a long-term debt balance of $590.7 million, net of the current portion of long-term debt of $6.2 million, consisting of the 2022 Term Loan Facility with a principal amount of $611.0 million and no amounts outstanding on the 2022 Revolving Credit Facility.

Outlook

We expect to generate cash from operations to support our business requirements and, if necessary, through the use of the 2022 Revolving Credit Facility. Volatility in credit, equity and commodity markets can create uncertainty for our businesses. However, the Company believes, based on our current financial condition and current expectations of future market conditions, that we will meet our short- and long-term needs with a combination of cash on hand, cash generated from operations, the 2022 Revolving Credit Facility and access to capital markets.

On January 31, 2024, our Board of Directors (“Board”) approved an increase of our regular quarterly cash dividend to $0.095 per share of the Company’s common stock. Our first quarter cash dividend of $0.095 per share was declared on February 19, 2025 and is payable on April 25, 2025, to shareholders of record on April 4, 2025. As a result, we recorded a dividend payable of $18.7 million on our condensed consolidated balance sheet as of March 31, 2025. Subsequent dividend declarations, if any, including the amounts and timing of future dividends, are subject to approval by the Board and will depend on future business conditions, financial conditions, results of operations and other factors.

On March 7, 2022, the Company announced that our Board approved a $250 million share repurchase program (“Share
Repurchase Program”) which was increased to $750 million by the Board on October 24, 2022. On January 31, 2024, our Board authorized a further increase in the aggregate value of shares that may be repurchased under the Share Repurchase Program to $1.5 billion. Under the Share Repurchase Program, shares of the Company’s common stock may be repurchased periodically, including in the open market or privately negotiated transactions. We expect to fund share repurchases from cash generated from operations. During the three months ended March 31, 2025, we did not repurchase any shares under the Share Repurchase Program. The actual timing, manner, number, and value of shares repurchased under the program will depend on a number of factors, including the availability of excess free cash, the market price of the Company’s common stock, general market and economic conditions, applicable requirements, and other business considerations.

Over the next year, we expect to fund our capital expenditures and reduce outstanding debt through earnings and working capital improvements. We project capital spending for 2025 to be approximately 4.0% of revenue inclusive of capital investments for our electric submersible pump leased assets.

Information related to guarantees is incorporated herein by reference from Note 7—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash from operating activities	$66,802	$173,508
Cash used in investing activities	(28,246)	(10,794)
Cash used in financing activities	(20,149)	(64,093)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	471	(1,161)
Net increase (decrease) in cash and cash equivalents and restricted cash	$18,878	$97,460

Operating Activities

Cash provided by operating activities during the three months ended March 31, 2025 was $66.8 million as compared to $173.5 million for the three months ended March 31, 2024. The change was primarily driven by the decrease in net income of $24.1 million, and increased use of cash for working capital items. Changes in working capital items used cash of $83.9 million during the three months ended March 31, 2025 compared to cash generated of $26.6 million during the three months ended March 31, 2024. The change in working capital items primarily related to a decrease in accounts payable as compared to the prior year period and a $47.6 million tax payment that was deferred and paid in the first quarter of 2025.

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

Investing Activities

Cash used in investing activities was $28.2 million for the three months ended March 31, 2025, and was primarily comprised of capital expenditures of $31.3 million, partially offset by $3.0 million from the sale of fixed assets.

Cash used in investing activities was $10.8 million for the three months ended March 31, 2024, and was primarily comprised of capital expenditures of $31.9 million and acquisitions net of cash acquired of $21.5 million, partially offset by $46.7 million of cash proceeds from the sale of fixed assets.

Financing Activities

Cash used in financing activities of $20.1 million for the three months ended March 31, 2025 was primarily the result of dividends paid of $18.1 million, payments related to taxes withheld on stock-based compensation of $12.5 million, payment of finance lease obligations of $3.8 million and net repayments totaling $1.6 million on long-term debt. This was partially offset by $17.2 million of proceeds expected to be remitted under the Accounts Receivable Facility (as defined below).

Cash used in financing activities of $64.1 million for the three months ended March 31, 2024 was primarily the result of repurchases of our common stock of $49.4 million, dividends paid of $16.2 million, net repayments totaling $1.6 million on long-term debt and payments related to taxes withheld on stock-based compensation of $11.8 million. This was partially offset by $17.1 million of proceeds expected to be remitted under the Accounts Receivable Facility.

Revolving Credit Facility

A summary of the 2022 Revolving Credit Facility at March 31, 2025 was as follows:

(in millions) Description	Amount	Debt Outstanding	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$700.0	$—	$26.4	$673.6	June 2027

Additionally, we have letters of credit outside of the 2022 Revolving Credit Facility totaling approximately $1.3 million. As of March 31, 2025, we were in compliance with all restrictive covenants under the 2022 Revolving Credit Facility.

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

Accounts receivable sold under the JPM Accounts Receivable were $120.4 million for the three months ended March 31, 2025. The accounts receivables sold that remained outstanding under the JPM Accounts Receivable Facility as of March 31, 2025 was $101.5 million. During this period, cash receipts from the purchaser at the time of the sale were classified as operating activities in our condensed consolidated statement of cash flows. The difference between the carrying amount of the accounts receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in other income (expense), net in our condensed consolidated statements of income. The loss on sale of accounts receivable was $1.1 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

Accounts receivable sold under the HSBC Accounts Receivable Facility were $42.9 million for the three months ended March 31, 2025. The accounts receivables sold that remained outstanding under the HSBC Accounts Receivable Facility as of March 31, 2025 was $26.9 million. The loss on sale of accounts receivable was $0.3 million for the three months ended March 31, 2025 under the HSBC Accounts Receivable Facility. As of March 31, 2024, no accounts receivable related to the HSBC agreement were sold.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposure to market risk has not materially changed since December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation, pursuant to Rule 13a-15(b) of the Exchange Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have not been material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the first quarter of 2025.
On March 7, 2022, the Company announced that our Board authorized the Company to repurchase up to $250 million of its common stock. On October 24, 2022, our Board increased the authorization under this program to $750 million. On January 31, 2024, our Board authorized an increase in the aggregate value of shares that may be repurchased under the Share Repurchase Program to $1.5 billion. This program has no time limit and does not obligate the Company to acquire any particular amount of shares of its common stock. As of March 31, 2025, the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $996.7 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit No.	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 2, 2024, by and among ChampionX Corporation, Sodium Holdco, Inc., Schlumberger Limited and Sodium Merger Sub, Inc.	8-K/A	2.1	April 3, 2024
2.2†	Equity Purchase Agreement, dated February 24, 2025, by and among ChampionX Corporation, USS HardTech, LLC and, solely for purposes set forth therein, Schlumberger Limited and Sodium Merger Sub, Inc.	8-K	2.1	February 25, 2025
3.1	Second Amended and Restated Certificate of Incorporation of the Company	8-K	3.1	May 11, 2023
3.2	Amended and Restated By-Laws of the Company	8-K	3.2	May 11, 2023
10.1††	ChampionX Corporation Amended and Restated Senior Executive Change-in-Control Severance Plan	8-K	10.1	February 21, 2024
10.2*†
Sixth Amendment to Master Receivables Purchase Agreement, dated as of March 6, 2025 among ChampionX LLC and US Synthetic Corporation as Sellers, ChampionX Corporation, and JPMorgan Chase Bank, N.A., as Purchaser

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

CHAMPIONX CORPORATION
(Registrant)

/s/ ANTOINE MARCOS
Antoine Marcos
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer and a Duly Authorized Officer)

Date:	April 30, 2025